Form 10-Q
period 2021-03-31
KIMBALL INTERNATIONAL INC
filed 2021-05-05
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s common stock as of April 28, 2021 was:
Class A Common Stock - 191,395 shares
Class B Common Stock - 36,593,367 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	(Unaudited)
	March 31, 2021	June 30, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$33,451	$91,798
Short-term investments	501	5,294
Receivables, net of allowances of $2,723 and $2,574, respectively	47,370	68,365
Inventories	58,419	49,857
Prepaid expenses and other current assets	19,946	16,869
Assets held for sale	—	215
Total current assets	159,687	232,398
Property and equipment, net of accumulated depreciation of $197,856 and $193,641, respectively	88,244	92,041
Right-of-use operating lease assets	16,867	16,461
Goodwill	83,133	11,160
Other intangible assets, net of accumulated amortization of $39,420 and $40,442, respectively	67,239	13,949
Deferred tax assets	12,587	7,485
Other assets	18,517	12,773
Total Assets	$446,274	$386,267

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$40,000	$—
Current maturities of long-term debt	2,220	27
Accounts payable	37,742	40,229
Customer deposits	24,330	19,649
Current portion of operating lease liability	6,505	4,886
Dividends payable	3,647	3,454
Accrued expenses	32,385	41,076
Total current liabilities	146,829	109,321
Other Liabilities:
Long-term debt, less current maturities	392	109
Long-term operating lease liability	14,128	16,610
Contingent earn-out liability	31,790	—
Other	16,676	15,431
Total other liabilities	62,986	32,150
Shareholders’ Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized: 50,000,000 Shares issued: 191,000 and 193,000, respectively	9	10
Class B - Shares authorized: 100,000,000 Shares issued: 42,832,000 and 42,830,000, respectively	2,142	2,141
Additional paid-in capital	6,437	3,770
Retained earnings	295,016	305,024
Accumulated other comprehensive income	2,212	2,137
Less: Treasury stock, at cost, 6,197,000 shares and 6,110,000 shares, respectively	(69,357)	(68,286)
Total Shareholders’ Equity	236,459	244,796
Total Liabilities and Shareholders’ Equity	$446,274	$386,267
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31		March 31
	2021	2020	2021	2020
Net Sales	$138,676	$178,174	$422,817	$571,790
Cost of Sales	98,843	117,680	285,079	375,585
Gross Profit	39,833	60,494	137,738	196,205
Selling and Administrative Expenses	44,930	45,606	132,584	146,239
Restructuring Expense	2,617	818	8,473	6,564
Operating Income (Loss)	(7,714)	14,070	(3,319)	43,402
Other Income (Expense):
Interest income	59	386	248	1,482
Interest expense	(177)	(21)	(263)	(65)
Non-operating income (expense), net	311	(2,078)	2,434	(1,360)
Other income (expense), net	193	(1,713)	2,419	57
Income (Loss) Before Taxes on Income	(7,521)	12,357	(900)	43,459
Provision (Benefit) for Income Taxes	(2,992)	2,906	(919)	11,585
Net Income (Loss)	$(4,529)	$9,451	$19	$31,874

Earnings (Loss) Per Share of Common Stock:
Basic Earnings (Loss) Per Share	$(0.12)	$0.26	$0.00	$0.86
Diluted Earnings (Loss) Per Share	$(0.12)	$0.25	$0.00	$0.86

Class A and B Common Stock:
Average Number of Shares Outstanding - Basic	36,860	36,813	36,932	36,890
Average Number of Shares Outstanding - Diluted	36,860	37,089	37,529	37,234
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	(Unaudited)			(Unaudited)
	Three Months Ended			Three Months Ended
	March 31, 2021			March 31, 2020
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income (loss)			$(4,529)			$9,451
Other comprehensive income (loss):
Available-for-sale securities	$(4)	$1	$(3)	$3	$(1)	$2
Postemployment severance actuarial change	174	(45)	129	120	(31)	89
Reclassification to (earnings) loss:
Amortization of actuarial change	(112)	29	(83)	(82)	21	(61)
Other comprehensive income (loss)	$58	$(15)	$43	$41	$(11)	$30
Total comprehensive income (loss)			$(4,486)			$9,481

	(Unaudited)			(Unaudited)
	Nine Months Ended			Nine Months Ended
	March 31, 2021			March 31, 2020
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$19			$31,874
Other comprehensive income (loss):
Available-for-sale securities	$(42)	$11	$(31)	$(17)	$4	$(13)
Postemployment severance actuarial change	476	(123)	353	565	(146)	419
Reclassification to (earnings) loss:
Amortization of actuarial change	(333)	86	(247)	(260)	67	(193)
Other comprehensive income (loss)	$101	$(26)	$75	$288	$(75)	$213
Total comprehensive income			$94			$32,087
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	(Unaudited)
	Nine Months Ended
	March 31
	2021	2020
Cash Flows From Operating Activities:
Net income	$19	$31,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,836	11,337
Amortization	4,212	1,707
(Gain) loss on sales of assets	(165)	75
Restructuring and asset impairment charges	1,916	2,954
Deferred income tax and other deferred charges	(491)	(500)
Stock-based compensation	4,048	3,850
Other, net	(1,440)	3,043
Change in operating assets and liabilities:
Receivables	24,055	(5,815)
Inventories	7,057	(3,898)
Prepaid expenses and other current assets	(1,991)	(960)
Accounts payable	(9,391)	(7,929)
Customer deposits	2,636	2,766
Accrued expenses	(13,971)	(21,136)
Net cash provided by operating activities	27,330	17,368
Cash Flows From Investing Activities:
Capital expenditures	(8,968)	(16,132)
Proceeds from sales of assets	498	138
Cash paid for acquisition	(101,478)	—
Purchases of capitalized software	(4,940)	(3,011)
Purchases of available-for-sale securities	(10,000)	(24,977)
Maturities of available-for-sale securities	14,750	44,488
Other, net	74	(818)
Net cash used for investing activities	(110,064)	(312)
Cash Flows From Financing Activities:
Proceeds from short-term debt	40,000	—
Repayments of long-term debt	(28)	(25)
Dividends paid to shareholders	(9,969)	(9,607)
Repurchases of Common Stock	(2,077)	(3,004)
Repurchase of employee shares for tax withholding	(258)	(976)
Net cash provided by (used for) financing activities	27,668	(13,612)
Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash (1)	(55,066)	3,444
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period (1)	92,444	73,837
Cash, Cash Equivalents, and Restricted Cash at End of Period (1)	$37,378	$77,281
Supplemental Disclosure of Cash Flow Information
Non-cash items:
Contingent earn-out liability for Poppin, Inc. acquisition	$31,790	$—
Cash paid during the period for:
Income taxes	$6,239	$10,406
Interest expense	$211	$15
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

(Amounts in Thousands)	March 31, 2021	June 30, 2020	March 31, 2020	June 30, 2019
Cash and Cash Equivalents	$33,451	$91,798	$76,636	$73,196
Restricted cash included in Other Assets	3,927	646	645	641
Total Cash, Cash Equivalents, and Restricted Cash at end of period	$37,378	$92,444	$77,281	$73,837
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in Thousands, Except for Share and Per Share Data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Three months ended March 31, 2021 (Unaudited)	Class A	Class B
Amounts at December 31, 2020	$9	$2,142	$4,843	$302,937	$2,169	$(68,088)	$244,012
Net income (loss)				(4,529)			(4,529)
Other comprehensive income (loss)					43		43
Issuance of non-restricted stock (13,000 shares)			(196)			172	(24)
Conversion of Class A to Class B common stock (1,000 shares)	—	—					—
Compensation expense related to stock compensation plans			1,790				1,790
Repurchase of Common Stock (109,000 shares)						(1,441)	(1,441)
Dividends declared ($0.09 per share)				(3,392)			(3,392)
Amounts at March 31, 2021	$9	$2,142	$6,437	$295,016	$2,212	$(69,357)	$236,459

Three months ended March 31, 2020 (Unaudited)
Amounts at December 31, 2019	$10	$2,141	$3,423	$293,089	$2,120	$(68,194)	$232,589
Net income				9,451			9,451
Other comprehensive income (loss)					30		30
Issuance of non-restricted stock (6,000 shares)			(79)			79	—
Conversion of Class A to Class B common stock (1,000 shares)	—	—	(21)			21	—
Compensation expense related to stock compensation plans			1,315				1,315
Restricted share units issuance (15,000 shares)			(327)			202	(125)
Repurchase of Common Stock (81,000 shares)						(1,664)	(1,664)
Dividends declared ($0.09 per share)				(3,346)			(3,346)
Amounts at March 31, 2020	$10	$2,141	$4,311	$299,194	$2,150	$(69,556)	$238,250

Nine months ended March 31, 2021 (Unaudited)
Amounts at June 30, 2020	$10	$2,141	$3,770	$305,024	$2,137	$(68,286)	$244,796
Net income				19			19
Other comprehensive income (loss)					75		75
Issuance of non-restricted stock (37,000 shares)			(511)			487	(24)
Conversion of Class A to Class B common stock (2,000 shares)	(1)	1					—
Compensation expense related to stock incentive plans			4,048				4,048
Restricted stock units issuance (15,000 shares)			(284)			204	(80)
Relative total shareholder return performance units issuance (32,000 shares)			(586)			430	(156)
Cumulative effect of change in accounting principle				134			134
Repurchase of Common Stock (171,000 shares)						(2,192)	(2,192)
Dividends declared ($0.27 per share)				(10,161)			(10,161)
Amounts at March 31, 2021	$9	$2,142	$6,437	$295,016	$2,212	$(69,357)	$236,459

Nine months ended March 31, 2020 (Unaudited)
Amounts at June 30, 2019	$12	$2,139	$3,570	$277,391	$1,937	$(68,559)	$216,490
Net income				31,874			31,874
Other comprehensive income (loss)					213		213
Issuance of non-restricted stock (21,000 shares)			(281)			281	—
Conversion of Class A to Class B common stock (58,000 shares)	(2)	2	(21)			21	—
Compensation expense related to stock incentive plans			4,395				4,395
Performance share issuance (67,000 shares)			(1,391)			879	(512)
Restricted share units issuance (15,000 shares)			(327)			202	(125)
Relative total shareholder return performance units issuance (48,000 shares)			(954)			624	(330)
Reclassification of equity-classified awards			(680)				(680)
Repurchase of Common Stock (146,000 shares)						(3,004)	(3,004)
Dividends declared ($0.27 per share)				(10,071)			(10,071)
Amounts at March 31, 2020	$10	$2,141	$4,311	$299,194	$2,150	$(69,556)	$238,250
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
Goodwill and Other Intangible Assets:
Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset fair values resulting from business acquisitions. Goodwill is assigned to and the fair value is tested at the reporting unit level. Annually, or if conditions indicate an earlier review is necessary, we may assess qualitative factors to determine if it is more likely than not that the fair value is less than its carrying amount. We also have the option to bypass the qualitative assessment and proceed directly to performing the quantitative goodwill impairment test which compares the carrying value of the reporting unit to the reporting unit’s fair value to identify impairment. Under the quantitative assessment, if the fair value of the reporting unit is less than the carrying value, goodwill is written down to its fair value. The fair value is established primarily using a discounted cash flow analysis and secondarily a market approach utilizing current industry information. The calculation of the fair value of the reporting unit considers current market conditions existing at the assessment date. In connection with our annual impairment test, we assessed goodwill at the reporting unit level for impairment during our second quarter of fiscal year 2021, and no goodwill impairment was recognized.

As of March 31, 2021 and June 30, 2020 our goodwill totaled $83.1 million and $11.2 million, respectively. During fiscal year 2021, we recorded $72.0 million and $52.4 million, respectively, in goodwill and other intangible assets from the acquisition of Poppin, Inc. See Note 3 - Acquisition of Notes to Condensed Consolidated Financial Statements for more information on this acquisition.
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

	March 31, 2021			June 30, 2020
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$43,606	$33,637	$9,969	$43,671	$37,566	$6,105
Customer Relationships	19,050	3,157	15,893	7,050	1,871	5,179
Trade Names	36,570	2,240	34,330	3,570	952	2,618
Acquired Technology	7,000	309	6,691	—	—	—
Patents and Trademarks	333	9	324	—	—	—
Non-Compete Agreements	100	68	32	100	53	47
Other Intangible Assets	$106,659	$39,420	$67,239	$54,391	$40,442	$13,949
Amortization expense related to intangible assets was, in thousands, $2,510 and $4,212 during the quarter and year-to-date period ended March 31, 2021, and was, in thousands, $639 and $1,707 during the quarter and year-to-date period ended March 31, 2020. Amortization expense in future periods is expected to be, in thousands, $2,516 for the remainder of fiscal year 2021, and $9,423, $8,585, $7,985, and $7,782 in the four years ending June 30, 2025, and $30,948 thereafter. The estimated useful life of capitalized software ranges from 2 to 10 years. The amortization period for customer relationship intangible assets ranges from 10 to 20 years. The estimated useful life of trade names is 10 years. The amortization period for acquired technology is 7 years. The estimated useful life of non-compete agreements is 5 years. The estimated useful life of patents is 14 years and the estimated useful life of trademarks is 15 years.
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
Components of the Non-operating income (expense), net line, were:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2021	2020	2021	2020
Gain (Loss) on SERP Investments	$428	$(1,784)	$2,567	$(1,010)
Other	(117)	(294)	(133)	(350)
Non-operating income (expense), net	$311	$(2,078)	$2,434	$(1,360)

Note 3. Acquisition
On December 9, 2020, we acquired Poppin, Inc. (“Poppin”), a tech-enabled, market-leading B2B commercial furniture design company headquartered in New York City, New York. Poppin designs commercial-grade furniture that is made to mix, match, and scale in today’s modern office and work-from-home environments. The acquisition purchase price totaled $110.4 million in initial cash consideration plus additional contingent payments, if all milestones are achieved, of $70.0 million based on revenue and profitability milestones achieved through June 30, 2024. As of the acquisition date the fair value of the contingent earn-out was $31.8 million. The $110.4 million cash consideration is subject to certain post-closing working capital and other customary adjustments.

A summary of the preliminary purchase price allocation is as follows:

Purchase Price Allocation
(Amounts in Thousands)
Cash	$5,768
Receivables	2,814
Inventories	15,718
Other current assets	700
Net property and equipment	975
Other intangible assets	52,394
Goodwill	71,973
Right-of-use operating lease assets	5,103
Other long-term assets	4,161
Deferred tax assets	4,664
Total Assets	$164,270

Current maturities of long-term debt	1,252
Accounts payable	7,715
Customer deposits	2,045
Current portion of operating lease liability	1,937
Accrued expenses	5,260
Long-term debt, less current maturities	1,252
Long-term operating lease liability	2,565
Other long-term liabilities	80
Total Liabilities	$22,106
Net Assets	$142,164

Consideration
(Amounts in Thousands)
Cash	$110,374
Contingent earn-out — fair value at acquisition date	31,790
Fair value of total consideration	$142,164
Less: Acquired cash	5,768
Total consideration less acquired cash	$136,396

The operating results of this acquisition are included in our consolidated financial statements beginning on December 9, 2020. For the quarter ended March 31, 2021, net sales and net loss related to Poppin were $8.9 million and $4.0 million, respectively. For the year-to-date period ended March 31, 2021, net sales and net loss related to Poppin were $11.5 million and $5.0 million, respectively. Direct costs of the acquisition during both the quarter and year-to-date periods ended March 31, 2021, of less than $0.1 million and $3.4 million were expensed as incurred and were included on the Selling and Administrative Expenses line of our Condensed Consolidated Statements of Income. The goodwill is not deductible for tax purposes. Goodwill is primarily attributable to the anticipated supply chain and revenue synergies including cross selling initiatives expected from the operations of the combined company. See Note 2 - Recent Accounting Pronouncements and Supplemental Information of Notes to Condensed Consolidated Financial Statements for more information on goodwill and other intangible assets. The purchase price allocation is provisional pending final valuations and purchase accounting adjustments, which were not final as of March 31, 2021. We utilized management estimates and consultation with an independent third-party valuation firm to assist in the valuation process.
The following summarizes our goodwill activity:

Goodwill
(Amounts in Thousands)
Goodwill - at acquisition date	$71,798
Adjustments to purchase price allocation	175
Goodwill - March 31, 2021	$71,973

Pro Forma Information
The following unaudited pro forma financial information summarizes the combined results of operations for Kimball International, Inc. and Poppin, Inc. as if the companies were combined as of the beginning of fiscal year 2020:

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands, Except Per Share Date)	2021	2020	2021	2020
Net Sales	$138,676	$199,021	$442,966	$635,078
Net Income (Loss)	(4,529)	5,542	(3,187)	21,894
Diluted Earnings (Loss) Per Share of Common Stock	$(0.12)	$0.15	$(0.08)	$0.59
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
Note 4. Restructuring
We recognized pre-tax restructuring expense of $2.6 million and $8.5 million in the three and nine months ended March 31, 2021, respectively, and recognized $0.8 million and $6.6 million for the three and nine months ended March 31, 2020.
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
A summary of the charges recorded in connection with phase 1 of the transformation restructuring plan is as follows:

	Three Months Ended		Nine Months Ended		Charges Incurred to Date
	March 31		March 31
(Amounts in Thousands)	2021	2020	2021	2020
Cash-related restructuring charges:
Severance and other employee related costs	$—	$203	$62	$2,194	$2,884
Facility exit costs and other cash charges	148	424	733	1,416	2,773
Total cash-related restructuring charges	$148	$627	$795	$3,610	$5,657
Non-cash charges:
Transition stock compensation	$—	$9	$—	$663	$725
Impairment of assets and accelerated depreciation	—	132	405	2,190	4,095
Other non-cash charges	—	50	72	101	221
Total non-cash charges	$—	$191	$477	$2,954	$5,041
Total charges	$148	$818	$1,272	$6,564	$10,698
A summary of the current period activity in accrued restructuring related to phase 1 of the transformation restructuring plan is as follows:

(Amounts in Thousands)	Severance and other employee related costs	Facility exit and other costs	Total
Balance at June 30, 2020	$167	$65	$232
Additions charged to expense	62	—	62
Cash payments charged against reserve	(229)	(60)	(289)
Non-cash adjustments	—	(5)	(5)
Balance at March 31, 2021	$—	$—	$—

Transformation Restructuring Plan Phase 2:
In August 2020, we announced the next phase of our transformation restructuring plan that will align our business units to a new market-centric orientation and is expected to yield additional cost savings that will aid us in effectively managing through the downturn caused by the COVID-19 pandemic. Phase 2 of the transformation restructuring plan builds on the initial strategy and the transformation restructuring plan announced in June 2019. The following is a summary of the activities we will be undertaking pursuant to phase 2 of the transformation restructuring plan:
•As part of the previously announced plan to consolidate manufacturing of all brands into one world-class global operations group, we are streamlining our manufacturing facilities by leveraging production capabilities across all facilities, establishing centers of excellence, and setting up processes to facilitate flexing of product between facilities in response to volume fluctuations. We are also reviewing our overall facility footprint to identify opportunities to reduce capacity and gain efficiencies, including the consolidation of our Baltimore, Maryland facility into other manufacturing facilities.

•We are streamlining our workforce to align with the new organizational structure and respond to lower volumes created by the COVID-19 pandemic, creating a more efficient organization to deliver on our Connect 2.0 strategy.
•In the third quarter of fiscal 2021, we offered two voluntary retirement incentive programs to eligible employees. Employees electing to participate will be paid special termination benefits, including a severance benefit and cash payment that may be used to pay for a period of healthcare coverage or for any other purpose.
Phase 2 of the transformation restructuring plan began in the first quarter of our fiscal year 2021, and we expect a substantial majority of the underlying activities of these aforementioned actions to be completed within two years.
In addition to the savings already generated from phase 1 of the transformation restructuring plan, the efforts of the phase 2 transformation restructuring plan are expected to generate annualized pre-tax savings of approximately $16.0 million when it is fully implemented. We currently estimate the phase 2 transformation restructuring plan will incur total pre-tax restructuring charges of approximately $15.0 million to $16.0 million, with $9.0 million to $10.0 million expected to be recorded in fiscal year 2021, and the remainder in fiscal year 2022. The restructuring charges are expected to consist of approximately $6.0 million to $6.3 million for severance and other employee-related costs, $3.8 million to $4.4 million for facility costs, and $5.2 million to $5.3 million for lease and other asset impairment. Approximately 70% of the total cost estimate is expected to be cash expense.
A summary of the charges recorded in connection with phase 2 of the transformation restructuring plan is as follows:

	Three Months Ended	Nine Months Ended	Charges Incurred to Date
	March 31	March 31
(Amounts in Thousands)	2021	2021
Cash-related restructuring charges:
Severance and other employee related costs	$1,404	$4,915	$4,915
Facility exit costs and other cash charges	613	849	849
Total cash-related restructuring charges	$2,017	$5,764	$5,764
Non-cash charges:
Impairment of assets and accelerated depreciation	452	1,437	1,437
Total charges	$2,469	$7,201	$7,201
A summary of the current period activity in accrued restructuring related to phase 2 of the transformation restructuring plan is as follows:

(Amounts in Thousands)	Severance and other employee related costs
Balance at June 30, 2020	$—
Additions charged to expense	5,346
Cash payments charged against reserve	(2,520)
Non-cash adjustments	(431)
Balance at March 31, 2021	$2,395

Note 5. Revenue
Disaggregation of Revenue
The following table provides information about revenue by end market:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Millions)	2021	2020	2021	2020
Workplace	$78.9	$104.3	$261.6	$344.4
Health	24.6	30.2	72.2	87.3
Hospitality	35.2	43.7	89.0	140.1
Total Net Sales	$138.7	$178.2	$422.8	$571.8
The Workplace, Health, and Hospitality end markets align with the reorganization which occurred at the beginning of fiscal year 2021. Our Workplace end market includes sales to the commercial, financial, government and education vertical markets and eBusiness. The revenue of the Poppin acquisition is included in eBusiness.
We report revenue under a single aggregated reportable segment consisting of three operating segments which have similar products and services in nature, utilize similar production and distribution processes, and share similar long-term economic characteristics.
Contract Balances
Receivables in the Condensed Consolidated Balance Sheets represent the amount of consideration to which we are entitled in exchange for the goods or services sold to our customers, net of allowances for doubtful accounts. Receivables are recorded when the right to consideration from the customer becomes unconditional upon satisfaction of a performance obligation.
We also receive deposits from certain customers before revenue is recognized, resulting in the recognition of a contract liability reported as Customer Deposits in the Condensed Consolidated Balance Sheets. Customer deposits are typically utilized within a year of the receipt of the deposit. The amount of revenue recognized during the nine months ended March 31, 2021 that was included in the June 30, 2020 customer deposit balance was $18.8 million.
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

The components of our lease expenses are as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Millions)	2021	2020	2021	2020
Operating lease expense	$1.3	$0.9	$3.1	$2.5
Variable lease expense	1.2	0.6	2.5	1.8
Total lease expense	$2.5	$1.5	$5.6	$4.3
Right-of-use assets for operating leases are tested for impairment in the same manner as long-lived assets used in operations as explained in Note 13 - Fair Value of Notes to Condensed Consolidated Financial Statements. During the first quarter of fiscal year 2021, we recorded $0.2 million of right-of-use asset and associated leasehold improvement impairment resulting from consolidating a production facility in Red Lion, Pennsylvania into our Baltimore, Maryland facility as part of our transformation restructuring plan. During the first quarter of fiscal year 2020, we recorded $2.2 million of right-of-use asset and associated leasehold improvement impairment resulting from ceasing use of four furniture showrooms as part of our transformation restructuring plan. The impairment charges are included in the Restructuring Expense line item on our Condensed Consolidated Statements of Income. See Note 4 - Restructuring of Notes to Condensed Consolidated Financial Statements for more information on the impairment.
Supplemental cash flow and other information related to leases are as follows:

	Nine Months Ended
	March 31
(Amounts in Millions)	2021	2020
Cash flow information:
Operating lease payments impacting lease liability	$4.2	$3.6
Non-cash impact of obtaining new right-of-use assets	$5.1	$2.1

	As of
	March 31
	2021	2020
Other information:
Weighted-average remaining term (in years)	4.4	6.1
Weighted-average discount rate	4.5%	4.7%

The following table summarizes the future minimum lease payments as of March 31, 2021:

Fiscal Year Ended
(Amounts in Millions)	June 30 (1)
2021	$1.7
2022	6.6
2023	5.6
2024	3.4
2025	2.7
Thereafter	2.6
Total lease payments	$22.6
Less interest	2.0
Present value of lease liabilities	$20.6
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

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands, Except for Per Share Data)	2021	2020	2021	2020
Net Income (Loss)	$(4,529)	$9,451	$19	$31,874

Average Shares Outstanding for Basic EPS Calculation	36,860	36,813	36,932	36,890
Dilutive Effect of Average Outstanding Compensation Awards	—	276	597	344
Average Shares Outstanding for Diluted EPS Calculation	36,860	37,089	37,529	37,234

Basic Earnings (Loss) Per Share	$(0.12)	$0.26	$0.00	$0.86
Diluted Earnings (Loss) Per Share	$(0.12)	$0.25	$0.00	$0.86
All stock compensation awards were antidilutive as a result of the net loss for the quarter ended March 31, 2021 and were excluded from the dilutive calculation, including 752,000 average restricted share units and 166,000 average relative total shareholder return awards.

Note 8. Income Taxes
In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which we operate. Unusual or infrequently occurring items are separately recognized in the quarter in which they occur. Our effective tax rates for the three and nine months ended March 31, 2021 were 39.8% and 102.1%, respectively. These rates were higher than the combined federal and state statutory tax rate primarily due to R&D tax credits, which increased the tax benefit associated with the pre-tax losses during the quarter and year-to-date periods. Our effective tax rate for the three months ended March 31, 2020 was 23.5%, which was less than the combined federal and state statutory tax rate primarily because the R&D tax credit reduced the tax provision on pre-tax income during the quarter. Our effective tax rate was 26.7% for the nine months ended March 31, 2020, which approximated the combined federal and state statutory rate.
During the second quarter of fiscal year 2021, we acquired U.S. federal net operating losses (“NOLs”) of approximately $75.7 million in connection with the Poppin, Inc. acquisition, of which an estimated $72.7 million will be available to offset future taxable income during the carryforward period based on limitations under Section 382 of the Internal Revenue Code of 1986, as amended. Approximately $60.1 million of federal NOLs expire between fiscal years 2032 and 2037 and the remaining available federal NOLs can be carried forward indefinitely. We also acquired state NOLs of approximately $91.3 million in connection with the Poppin, Inc. acquisition, of which an estimated $66.7 million will be available to offset future taxable income during the carryforward periods. We provided a full valuation allowance against the available state NOLs, as we do not have sufficient positive evidence at this time to conclude that Poppin, Inc. will be able to utilize the NOL carryforwards in the states where the losses were generated, considering state limitations on the utilization of NOLs.
Note 9. Inventories
Inventory components were as follows:

(Amounts in Thousands)	March 31, 2021	June 30, 2020
Finished products	$41,430	$29,081
Work-in-process	1,186	1,648
Raw materials	32,743	35,295
Total FIFO inventory	75,359	66,024
LIFO reserve	(16,940)	(16,167)
Total inventory	$58,419	$49,857
For interim reporting, LIFO inventories are computed based on quantities as of the end of the quarter and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur, except in cases where LIFO inventory liquidations are expected to be reinstated by fiscal year end. The earnings impact of LIFO inventory liquidations during the three and nine month periods ended March 31, 2021 was income, in thousands, of $432 and $605 which was more than offset by LIFO expense resulting from inflation. The earnings impact of LIFO inventory liquidations during the three and nine month periods ended March 31, 2020 was immaterial. Our finished goods inventory increased from June 30, 2020 to March 31, 2021 as a result of the Poppin acquisition.

Note 10. Accumulated Other Comprehensive Income
During the three months ended March 31, 2021 and 2020, the changes in the balances of each component of Accumulated Other Comprehensive Income, net of tax, were as follows:

Accumulated Other Comprehensive Income
(Amounts in Thousands)	Unrealized Investment Gain (Loss)	Postemployment Benefits Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income
Balance at December 31, 2020	$4	$2,165	$2,169
Other comprehensive income (loss) before reclassifications	(3)	129	126
Reclassification to (earnings) loss	—	(83)	(83)
Net current-period other comprehensive income (loss)	(3)	46	43
Balance at March 31, 2021	$1	$2,211	$2,212

Balance at December 31, 2019	$8	$2,112	$2,120
Other comprehensive income (loss) before reclassifications	2	89	91
Reclassification to (earnings) loss	—	(61)	(61)
Net current-period other comprehensive income (loss)	2	28	30
Balance at March 31, 2020	$10	$2,140	$2,150

During the nine months ended March 31, 2021 and 2020, the changes in the balances of each component of Accumulated Other Comprehensive Income, net of tax, were as follows:

Accumulated Other Comprehensive Income
(Amounts in Thousands)	Unrealized Investment Gain (Loss)	Postemployment Benefits Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income
Balance at June 30, 2020	$32	$2,105	$2,137
Other comprehensive income (loss) before reclassifications	(31)	353	322
Reclassification to (earnings) loss	—	(247)	(247)
Net current-period other comprehensive income (loss)	(31)	106	75
Balance at March 31, 2021	$1	$2,211	$2,212

Balance at June 30, 2019	$23	$1,914	$1,937
Other comprehensive income (loss) before reclassifications	(13)	419	406
Reclassification to (earnings) loss	—	(193)	(193)
Net current-period other comprehensive income (loss)	(13)	226	213
Balance at March 31, 2020	$10	$2,140	$2,150
The following reclassifications were made from Accumulated Other Comprehensive Income to the Condensed Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income	Three Months Ended		Nine Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income
	March 31		March 31
(Amounts in Thousands)	2021	2020	2021	2020
Postemployment Benefits Amortization of Actuarial Gain (1)	$112	$82	$333	$260	Non-operating income (expense), net
	(29)	(21)	(86)	(67)	Benefit (Provision) for Income Taxes
Total Reclassifications for the Period	$83	$61	$247	$193	Net Income
Amounts in parentheses indicate reductions to income.
(1) See Note 16 - Postemployment Benefits of Notes to Condensed Consolidated Financial Statements for further information on postemployment benefit plans.
Note 11. Short-Term and Long-Term Debt
Short-term borrowings and long-term debt consisted of the following obligations:

(Amounts in Thousands)	March 31, 2021	June 30, 2020
Short-term debt under credit facility due June 8, 2021; 1.56%	$40,000	$—
PPP loan obtained in Poppin acquisition due April 23, 2022; 1.00%	2,503	—
Other debt maturing August 12, 2025; 9.25%	109	136
Total Debt	$42,612	$136

As of March 31, 2021 we had a $125.0 million credit facility with a maturity date of October 2024 that allowed for both issuances of letters of credit and cash borrowings. We also have an option to request an increase of the amount available for borrowing to

$200.0 million, subject to participating banks’ consent. The loans under the Credit Agreement could consist of, at our election, advances in U.S. dollars or advances in any other currency that was agreed to by the lenders. The proceeds of the loans are to be used for general corporate purposes including acquisitions. A portion of the credit facility, not to exceed $10 million of the principal amount, was available for the issuance of letters of credit. At March 31, 2021, we had $1.7 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility. Total availability to borrow under the credit facility totaled $83.3 million at March 31, 2021. For the third quarter of fiscal year 2021 and 2020, interest expense incurred and paid was, in thousands, $182 and $0, respectively, and for the year-to date periods of fiscal year 2021 and 2020 was $211 and $15, respectively.
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
We were in compliance with all debt covenants of the credit facility during the nine-month period ended March 31, 2021. The most significant financial covenants under the Credit Agreement require:
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
Note 12. Commitments and Contingent Liabilities
Guarantees:
Standby letters of credit were issued to lessors and insurance institutions and can only be drawn upon in the event of our failure to pay our obligations to a beneficiary. As of March 31, 2021, we had a maximum financial exposure from unused standby letters of credit totaling $1.7 million.
We are periodically required to provide performance bonds in order to conduct business with certain customers. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. We are ultimately liable for claims that may occur against the performance bonds. We had a maximum financial exposure from performance bonds totaling $8.1 million as of March 31, 2021.
We are not aware of circumstances that would require us to perform under these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our Condensed Consolidated Financial Statements. Accordingly, no liability has been recorded as of March 31, 2021 with respect to the standby letters of credit or performance bonds. We also enter into commercial letters of credit to facilitate payments to vendors and from customers.

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
Changes in the product warranty accrual for the nine months ended March 31, 2021 and 2020 were as follows:

	Nine Months Ended
	March 31
(Amounts in Thousands)	2021	2020
Product Warranty Liability at the beginning of the period	$3,190	$2,238
Additions to warranty accrual (including changes in estimates)	1,256	3,318
Settlements made (in cash or in kind)	(1,643)	(2,356)
Product Warranty Liability at the end of the period	$2,803	$3,200

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
In connection with the acquisition of Poppin, we valued long-lived and intangible assets at their estimated fair values at the acquisition date. The fair value estimates for intangible assets were based upon assumptions related to the future cash flows and discount rates utilizing currently available information, and in some cases, valuation results from independent valuation specialists (Level 3 determination of fair value). Subsequent to the acquisition, we may determine the fair value of our long-lived and intangible assets on a non-recurring basis in connection with our periodic evaluations of such assets for potential impairment and record impairment charges when such fair value estimates are lower than the carrying values of the assets. As part of the acquisition, contingent earn-out payments up to $70.0 million may be paid based on revenue and profitability milestones achieved through June 30, 2024. As of March 31, 2021, the fair value of the contingent earn-out liability was $31.8 million . The liability is carried at fair value and is classified in Level 3 of the fair value hierarchy.
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

We hold a total investment of $2.0 million in a privately-held company, consisting of $0.5 million in equity securities without readily determinable fair value and $1.5 million in stock warrants. The investment in equity securities without readily determinable fair value is classified as a Level 3 financial asset, as explained in the Financial Instruments Not Carried At Fair Value section below. The investment in stock warrants is also classified as a Level 3 financial asset and is accounted for as a derivative instrument valued on a recurring basis, as explained in the Financial Instruments Recognized at Fair Value section below. See Note 14 - Investments of Notes to Condensed Consolidated Financial Statements for further information regarding the investment in equity securities without readily determinable fair value, and Note 15 - Derivative Instruments of Notes to Condensed Consolidated Financial Statements for further information regarding the investment in stock warrants. No purchases or sales of Level 3 assets occurred during the nine months ended March 31, 2021.
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

Recurring Fair Value Measurements:
As of March 31, 2021 and June 30, 2020, the fair values of financial assets that are measured at fair value on a recurring basis using the market or income approach are categorized as follows:

	March 31, 2021
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$27,409	$—	$—	$27,409
Available-for-sale securities: Secondary market certificates of deposit	—	501	—	501
Trading Securities: Mutual funds in nonqualified SERP	13,586	—	—	13,586
Derivatives: Stock warrants	—	—	1,500	1,500
Total assets at fair value	$40,995	$501	$1,500	$42,996
Liabilities
Contingent earn-out liability	—	—	31,790	31,790
Total liabilities at fair value	$—	$—	$31,790	$31,790

	June 30, 2020
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$91,035	$—	$—	$91,035
Available-for-sale securities: Secondary market certificates of deposit	—	5,294	—	5,294
Trading Securities: Mutual funds in nonqualified SERP	11,975	—	—	11,975
Derivatives: Stock warrants	—	—	1,500	1,500
Total assets at fair value	$103,010	$5,294	$1,500	$109,804

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
Our investment portfolio is available for use in current operations; therefore, investments are recorded within Current Assets in the Condensed Consolidated Balance Sheets. The contractual maturities of our investment portfolio were as follows:

March 31, 2021
(Amounts in Thousands)	Certificates of Deposit
Within one year	$501
After one year through two years	—
Total Fair Value	$501
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

March 31, 2021
(Amounts in Thousands)	Certificates of Deposit
Amortized cost basis	$500
Unrealized holding gains	1
Unrealized holding losses	—
Fair Value	$501

June 30, 2020
(Amounts in Thousands)	Certificates of Deposit
Amortized cost basis	$5,250
Unrealized holding gains	44
Unrealized holding losses	—
Fair Value	$5,294
No investments were in a continuous unrealized loss position for greater than twelve months as of March 31, 2021. There were no realized gains or losses as a result of sales in the three and nine months ended March 31, 2021 and March 31, 2020.
Supplemental Employee Retirement Plan Investments:
We maintain a self-directed SERP in which executive employees are eligible to participate. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. We recognize SERP investment assets on the Condensed Consolidated Balance Sheets at current fair value. A SERP liability of the same amount is recorded on the Condensed Consolidated Balance Sheets representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in the Other Income (Expense) section of the Condensed Consolidated Statements of Income. Adjustments made to revalue the SERP liability are also recognized in income or expense as selling and administrative expenses and offset valuation adjustments on SERP investment assets. Net unrealized holding gains for the nine months ended March 31, 2021 and 2020 were, in thousands, $2,051 and $1,569, respectively.
SERP asset and liability balances were as follows:

(Amounts in Thousands)	March 31, 2021	June 30, 2020
SERP investments - current asset	$3,463	$3,622
SERP investments - other long-term asset	10,123	8,353
Total SERP investments	$13,586	$11,975

SERP obligation - current liability	$3,463	$3,622
SERP obligation - other long-term liability	10,123	8,353
Total SERP obligation	$13,586	$11,975
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
Note 15. Derivative Instruments
We hold a total investment of $2.0 million in a privately-held company, including $1.5 million in stock warrants. The investment in stock warrants is accounted for as a derivative instrument and is included in the Other Assets line of the Condensed

Consolidated Balance Sheets. The stock warrants are convertible into equity shares of the privately-held company upon achieving certain milestones. The value of the stock warrants will fluctuate primarily in relation to the value of the privately-held company's underlying securities, either providing an appreciation in value or potentially expiring with no value. During the quarter ended March 31, 2021, the change in fair value of the stock warrants was not significant. See Note 13 - Fair Value of Notes to Condensed Consolidated Financial Statements for more information on the valuation of these securities.

Note 16. Postemployment Benefits
Our domestic employees participate in severance plans which provide severance benefits to eligible employees meeting the plans’ qualifications, primarily for involuntary termination without cause.
The components of net periodic postemployment benefit cost applicable to our severance plans were as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2021	2020	2021	2020
Service cost	$118	$120	$361	$365
Interest cost	10	19	31	56
Amortization of actuarial income	(112)	(82)	(333)	(260)
Net periodic benefit cost	$16	$57	$59	$161
The benefit cost in the above table includes only normal recurring levels of severance activity, as estimated using an actuarial method. Unusual or non-recurring severance actions, such as restructuring actions, are not estimable using actuarial methods and are expensed in accordance with the applicable U.S. GAAP.
Note 17. Stock Compensation
Stock-based compensation expense during the quarter and year-to-date period ended March 31, 2021 was $1.8 million and $4.0 million, respectively, and during the quarter and year-to-date period ended March 31, 2020 was $1.3 million and $4.5 million, respectively. The total income tax benefit for stock compensation arrangements during the quarter and year-to-date period ended March 31, 2021 was $0.5 million and $1.0 million, respectively, and during the quarter and year-to-date period ended March 31, 2020 was $0.4 million and $1.2 million, respectively.
During fiscal year 2021, the following stock compensation was awarded to officers and other key employees and to members of the Board of Directors who are not employees. All awards were granted under the 2017 Stock Incentive Plan. For more information on stock compensation awards, refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Type of Award	Quarter Awarded	Targeted Shares or Units	Grant Date Fair Value (4)
Relative Total Shareholder Return Performance Units (1)	1st Quarter	82,036	$11.35
Relative Total Shareholder Return Performance Units (1)	2nd Quarter	17,285	$10.68	-	$12.63
Restricted Stock Units (2)	1st Quarter	165,529	$10.94	-	$11.28
Restricted Stock Units (2)	2nd Quarter	415,513	$11.08	-	$12.25
Restricted Stock Units (2)	3rd Quarter	9,366	$12.09	-	$12.81
Unrestricted Shares (3)	1st Quarter	12,592	$11.02
Unrestricted Shares (3)	2nd Quarter	11,042	$10.65	-	$10.67
Unrestricted Shares (3)	3rd Quarter	13,014	$11.83	-	$12.50
(1) Performance units were awarded to key officers under the Company’s Relative Total Shareholder Return program. Vesting occurs at June 30, 2021, June 30, 2022, and June 30, 2023. Participants will earn from 0% to 200% of the target award depending upon how the compound annual growth rate of Kimball International common stock ranks within the peer group at the end of the performance period. The maximum number of units that can be issued under these awards, excluding forfeited awards, is 190,664.

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
Note 18. Variable Interest Entities
Our involvement with variable interest entities (“VIEs”) is limited to situations in which we are not the primary beneficiary as we lack the power to direct the activities that most significantly impact the VIE’s economic performance. Thus, consolidation is not required. Our involvement with VIEs consists of an investment in a privately-held company consisting of equity securities without readily determinable fair value and stock warrants and notes receivable related to independent dealership financing, as described in Note 13 - Fair Value of Notes to Condensed Consolidated Financial Statements.
The carrying value of the notes receivable for independent dealership financing were $0.6 million at March 31, 2021 and $0.9 million at June 30, 2020 and were included on the Receivables and Other Assets lines of our Condensed Consolidated Balance Sheets.
We have no obligation to provide additional funding to the VIEs, and thus our exposure and risk of loss related to the VIEs is limited to the carrying value of the investment and notes receivable. Financial support provided by Kimball International to the VIEs was limited to the items discussed above during the quarter ended March 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
For over 70 years, Kimball International, Inc. (the “Company,” “Kimball International,” “we,” “us,” or “our”) has crafted design-driven furnishings that help our customers shape ordinary spaces into vibrant places that spark collaboration, relaxation, wellness, and discovery. Our family of brands includes Kimball, National, Etc., Interwoven, Kimball Hospitality, D’style, and Poppin.
Management currently considers the following events, trends, and uncertainties to be most important to understanding our financial condition and operating performance:
•COVID-19 - The COVID-19 pandemic continued to adversely impact our financial performance during the third quarter of fiscal year 2021, and is expected to have a continuing adverse impact as we navigate through this crisis. The expected duration and severity of the COVID-19 impact on our business is affected by plans to return to the workplace balanced with working from home and the potential prolonged reduction in travel. Our dealers and suppliers are also experiencing similar negative impacts from the COVID-19 pandemic. Order rates in the third quarter of fiscal year 2021 in our workplace end market improved from the orders booked in the most recent second quarter, but health and hospitality orders declined thus overall orders declined compared to the most recent second quarter and the third quarter of fiscal year 2020. In response to the decline in orders and revenue, we are focusing on cost control and are closely monitoring market changes and our liquidity in order to proactively adjust our operating costs. In order to preserve cash during this time, we have also reduced spending on discretionary expenditures. Managing working capital in conjunction with fluctuating demand levels is likewise key. While the impact of COVID-19 is anticipated to impact our future sales levels, we believe our principal sources of liquidity from available funds on hand and short-term investments, cash generated from operations, and the availability of borrowing under our amended credit facility will be sufficient to meet our working capital and other operating needs for at least the next twelve months.
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
•Transformation Restructuring Plan Phase 1 - In June 2019, we announced a transformation restructuring plan to optimize resources for future growth, improve efficiency, and build capabilities across our organization. We believe phase 1 of our transformation restructuring plan has established a more cost-efficient structure to better align our operations with our long-term strategic goals. We anticipate remaining restructuring charges of $0.6 million related to the leased showrooms which were previously closed but have not been subleased. See Note 4 - Restructuring of Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•Transformation Restructuring Plan Phase 2 - In August 2020, we announced the next phase of our transformation restructuring plan that will align our business units to a new market-centric orientation and is expected to yield additional cost savings that will aid us in effectively managing through the downturn caused by the COVID-19 pandemic. Phase 2 of the transformation restructuring plan builds on the initial strategy and the transformation restructuring plan announced in June 2019. Phase 2 of the transformation restructuring plan began in the first quarter of our fiscal year 2021, and we expect a substantial majority of the underlying activities of these aforementioned actions to be completed within two years. We currently estimate the transformation restructuring plan will incur total pre-tax restructuring charges of approximately $15.0 million to $16.0 million related to the initiatives under phase 2 of the transformation restructuring plan, with $9.0 million to $10.0 million expected to be recorded in fiscal year 2021, and the remainder in fiscal year 2022. The restructuring charges are expected to consist of approximately $6.0 million to $6.3 million for severance and other employee-related costs, $3.8 million to $4.4 million for facility costs, and $5.2 million to $5.3 million for lease and other asset impairment. Approximately

70% of the total cost estimate is expected to be cash expense. The following is a summary of the activities we will be undertaking pursuant to phase 2 of the transformation restructuring plan:
•As part of the previously announced plan to consolidate manufacturing of all brands into one world-class global operations group, we are streamlining our manufacturing facilities by leveraging production capabilities across all facilities, establishing centers of excellence, and setting up processes to facilitate flexing of product between facilities in response to volume fluctuations. We are also reviewing our overall facility footprint to identify opportunities to reduce capacity and gain efficiencies, including the consolidation of our Baltimore, Maryland facility into other manufacturing facilities.
•We are streamlining our workforce to align with the new organizational structure and respond to lower volumes created by the COVID-19 pandemic, creating a more efficient organization to deliver on our Connect 2.0 strategy.
•In the third quarter of fiscal 2021, we offered two voluntary retirement incentive programs to eligible employees. Employees electing to participate will be paid special termination benefits, including a severance benefit and cash payment that may be used to pay for a period of healthcare coverage or for any other purpose.
•During the second quarter of fiscal year 2021, we acquired Poppin, Inc. (“Poppin”), a tech-enabled, market-leading B2B commercial furniture design company headquartered in New York City, New York. Poppin designs commercial-grade furniture that is made to mix, match, and scale in today’s modern office and work-from-home environments. The acquisition purchase price totaled $110.4 million in cash consideration plus additional contingent payments, if all milestones are achieved, of $70.0 million based on revenue and profitability milestones achieved through June 30, 2024. As of the acquisition date the fair value of the contingent earn-out was $31.8 million. The $110.4 million cash consideration is subject to certain post-closing working capital and other customary adjustments.
•In connection with and to facilitate the merger, on November 4, 2020, we amended our credit facility to allow for up to $125.0 million in borrowings, with an option to increase the amount available for borrowing to $200.0 million at our request, subject to participating banks’ consent. The amended credit facility maintains a maturity date of October 2024. The complete agreement was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 4, 2020.
•We expect to continue to be exposed to fluctuations in both domestic freight and ocean freight costs. Transportation costs are managed by optimizing logistics and supply chain planning, but the current freight rate levels are elevated such that significant year-over-year increases occurred during our third quarter of fiscal year 2021 and are expected to remain above the prior year levels in our fourth quarter. We are experiencing commodity cost increases especially for wood components, steel, aluminum, foam and plastics. We expect these commodity pricing pressures to continue in future quarters. We are working to offset increases in these costs through inclusion of a portion of the increased freight in quotes, supplier negotiations, global sourcing initiatives, product re-engineering and parts standardization.
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
•We continue to maintain a strong balance sheet. Our short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of our credit facility, was $117.3 million at March 31, 2021.

Financial Overview

	At or for the Three Months Ended			For the Nine Months Ended
	March 31			March 31
(Amounts in Millions, Except for Per Share Data)	2021	2020	% Change	2021	2020	% Change
Net Sales	$138.7	$178.2	(22%)	$422.8	$571.8	(26%)
Organic Net Sales*	129.8	178.2	(27%)	411.3	571.8	(28%)
Gross Profit	39.8	60.5	(34%)	137.7	196.2	(30%)
Selling and Administrative Expenses	44.9	45.6	(1%)	132.6	146.2	(9%)
Restructuring Expense	2.6	0.8		8.5	6.6
Operating Income (Loss)	(7.7)	14.1	(155%)	(3.3)	43.4	(108%)
Operating Income (Loss) %	(5.6%)	7.9%		(0.8%)	7.6%
Adjusted Operating Income (Loss) *	$(2.6)	$13.3	(119%)	$13.9	$49.5	(72%)
Adjusted Operating Income (Loss) % *	(1.8%)	7.5%		3.3%	8.7%
Net Income (Loss)	$(4.5)	$9.5	(148%)	$—	$31.9	(100%)
Net Income (Loss) as a Percentage of Net Sales	(3.3%)	5.3%		—%	5.6%
Adjusted Net Income (Loss) *	$(1.0)	$10.2	(110%)	$10.9	$37.1	(71%)
Diluted Earnings (Loss) Per Share	$(0.12)	$0.25	(148%)	$—	$0.86	(100%)
Adjusted Diluted Earnings (Loss) Per Share*	$(0.03)	$0.27	(111%)	$0.30	$1.00	(70%)
Return on Invested Capital **	(1.8%)	29.4%		(0.2%)	38.5%
Adjusted EBITDA *	$1.9	$17.5	(89%)	$26.8	$62.2	(57%)
Adjusted EBITDA % *	1.3%	9.8%		6.3%	10.9%
Order Backlog **	$129.6	$187.0	(31%)
* Items indicated represent Non-GAAP (Generally Accepted Accounting Principles) measurements.
** Items indicated represent Key Performance Indicators.
See the “Non-GAAP Financial Measures and Other Key Performance Indicators” section below.

Net Sales by End Market
	Three Months Ended			Nine Months Ended
	March 31			March 31
(Amounts in Millions)	2021	2020	% Change	2021	2020	% Change
Workplace	$78.9	$104.3	(24%)	$261.6	$344.4	(24%)
Health	24.6	30.2	(19%)	72.2	87.3	(17%)
Hospitality	35.2	43.7	(19%)	89.0	140.1	(36%)
Total Net Sales	$138.7	$178.2	(22%)	$422.8	$571.8	(26%)
The Workplace, Health and Hospitality end markets align with the reorganization which occurred at the beginning of fiscal year 2021. Our Workplace end market includes sales to the commercial, financial, government and education vertical markets and eBusiness. The revenue of the Poppin acquisition is included in eBusiness.
Third quarter fiscal year 2021 consolidated net sales were $138.7 million compared to third quarter fiscal year 2020 net sales of $178.2 million. Consolidated net sales for the nine-month period ended March 31, 2021 were $422.8 million compared to net sales of $571.8 million for the nine-month period ended March 31, 2020. For the third quarter and year-to-date periods, organic net sales decreased 27% and 28%, respectively, primarily due to volume declines in our Workplace, Health, and Hospitality end markets driven by the COVID-19 pandemic. Each of our end market sales levels can fluctuate depending on the mix of projects in a given period.
Order backlog at March 31, 2021 decreased 31%, when compared to the backlog level as of March 31, 2020, driven by the COVID-19 pandemic. Backlog at a point in time may not be indicative of future sales trends.
Gross profit as a percent of net sales decreased 530 basis points to 28.7% for the third quarter of fiscal year 2021 compared to 34.0% for the third quarter of fiscal year 2020. Savings realized from our transformation plan and a reduction in retirement expenses partially offset the loss of leverage on the lower sales volumes, increased domestic and ocean freight costs, higher healthcare expenses and inflationary pressure. Gross profit as a percent of net sales decreased 170 basis points to 32.6% for the year-to-date period of fiscal year 2021 compared to 34.3% for the year-to-date period of fiscal year 2020. Savings realized from our transformation plan and a reduction in retirement expenses were more than offset by the loss of leverage on the lower sales volumes, increased freight expense and higher healthcare expenses.
Selling and administrative expenses as a percent of net sales in the third quarter and year-to-date period of fiscal year 2021 compared to the third quarter and year to date period of fiscal year 2020 increased 680 basis points and 580 basis points, respectively, due to the decline in sales volume outpacing our reduction in selling and administrative expenses. Selling and administrative expenses in the third quarter and year-to-date period of fiscal year 2021 compared to the third quarter and year-to-date period of fiscal year 2020 decreased 1% and 9% in absolute dollars driven by reduced marketing expenses, lower commissions due to the volume decline, lower travel and entertainment expenses, savings resulting from our transformation restructuring plan, and lower retirement expense. Partially offsetting the decline in selling and administrative expenses were the incremental selling and administrative expenses of the Poppin business. Also impacting the year-to-date period comparison was lower incentive compensation resulting from lower earnings and the costs of acquiring Poppin during the second quarter of fiscal year 2021. During the quarter and year to date period of fiscal year 2021 we also recorded higher selling and administrative expenses related to the normal revaluation to fair value of our Supplemental Employee Retirement Plan (“SERP”) liability. The impact from the change in the SERP liability that was recognized in selling and administrative expenses was offset with the change in fair value of the SERP investments which was recorded in Other Income (Expense), and thus there was no effect on net income.
In the third quarter and year-to-date period of fiscal year 2021, we recognized pre-tax restructuring expense of $2.6 million and $8.5 million respectively, related to phase 1 and phase 2 of our transformation restructuring plans. In the third quarter and year-to-date period of fiscal year 2020, we recognized pre-tax restructuring expense of $0.8 million and $6.6 million respectively, related to phase 1 of our transformation restructuring plans. See Note 4 - Restructuring of Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
Other Income (Expense) consisted of the following:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2021	2020	2021	2020
Interest Income	$59	$386	$248	$1,482
Interest Expense	(177)	(21)	(263)	(65)
Gain (Loss) on Supplemental Employee Retirement Plan Investments	428	(1,784)	2,567	(1,010)
Other	(117)	(294)	(133)	(350)
Other Income (Expense), net	$193	$(1,713)	$2,419	$57

Our effective tax rates for the three and nine months ended March 31, 2021 were 39.8% and 102.1%, respectively. These rates were higher than the combined federal and state statutory tax rate primarily due to R&D tax credits, which increased the tax benefit associated with the pre-tax losses during the quarter and year-to-date periods. Our effective tax rate for the three months ended March 31, 2020 was 23.5%, which was less than the combined federal and state statutory tax rate primarily because the R&D tax credit reduced the tax provision on pre-tax income during the quarter. Our effective tax rate was 26.7% for the nine months ended March 31, 2020, which approximated the combined federal and state statutory rate.
Comparing the balance sheet as of March 31, 2021 to June 30, 2020, our cash balance declined and our short-term debt increased as we funded our acquisition of the Poppin business. See Note 3 - Acquisition of Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for details of the purchase which drove increases in the following lines on our balance sheet: inventories, goodwill, other intangible assets, and contingent earn-out liability. Our accounts receivable balance declined as a result of our reduced sales volumes. Our accrued expenses decreased as payments of our accrued cash incentive compensation and company retirement contribution related to our fiscal year 2020 performance were paid out during fiscal year 2021 which were not replaced with current year accrued contributions due to the downturn in business.
Liquidity and Capital Resources
Our total cash, cash equivalents, and short-term investments, was $34.0 million at March 31, 2021 and $97.1 million at June 30, 2020. Our total debt was $42.6 million at March 31, 2021 and $0.1 million at June 30, 2020. We borrowed cash of $40 million and subsequently expended cash of $101.5 million for the Poppin acquisition during the first nine months of fiscal year 2021. Cash flows from operations of $27.3 million more than offset capital expenditures, including capitalized software, of $13.9 million and the return of capital to shareholders in the form of dividends totaling $10.0 million during the first nine months of fiscal year 2021.
Working capital at March 31, 2021 and June 30, 2020 was $12.9 million and $123.1 million, respectively. The current ratio was 1.1 and 2.1 at March 31, 2021 and June 30, 2020, respectively.
Our short-term liquidity available, represented as cash, cash equivalents, and short-term investments plus the unused amount of our credit facility, totaled $117.3 million at March 31, 2021. At March 31, 2021, we had $1.7 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility. Total availability to borrow under the credit facility totaled $83.3 million at March 31, 2021. We had no credit facility borrowings outstanding as of June 30, 2020.
We acquired Poppin, Inc. subsequent to their borrowing of a Paycheck Protection Program (“PPP”) loan, and we hold restricted cash in escrow for repayment of the PPP loan. If the PPP loan is forgiven, the proceeds will be paid to the former Poppin, Inc. equity holders per the terms of the agreement and plan of merger.
Cash Flows
The following table reflects the major categories of cash flows for the first nine months of fiscal years 2021 and 2020.

	Nine Months Ended
	March 31
(Amounts in Thousands)	2021	2020
Net cash provided by operating activities	$27,330	$17,368
Net cash used for investing activities	$(110,064)	$(312)
Net cash provided by (used for) financing activities	$27,668	$(13,612)
Cash Flows from Operating Activities
For the first nine months of fiscal year 2021 net cash provided by operating activities was $27.3 million with nominal net income while the first nine months of fiscal year 2020 net cash provided by operating activities was $17.4 million inclusive of $31.9 million of net income. Changes in working capital balances provided $7.9 million of cash in the first nine months of fiscal year 2021 and used $37.0 million of cash in the first nine months of fiscal year 2020.
The $7.9 million of cash provided by changes in working capital balances in the first nine months of fiscal year 2021 was driven by a $24.1 million reduction in our accounts receivable primarily due to the reduction in our sales volume. Our accrued expenses decreased in the first nine months of fiscal year 2021 as our accrued cash incentive compensation and retirement profit sharing contribution, which together totaled $10.7 million and were related to our fiscal year 2020 performance, were paid out during the year-to-date period of fiscal year 2021.
The $37.0 million usage of cash from changes in working capital balances in the first nine months of fiscal year 2020 was driven by a reduction in our accrued expenses balance as the cash incentive compensation and retirement profit sharing contribution which were both related to our fiscal year 2019 performance were paid out during the year-to-date period of fiscal year 2020 and a reduction in accrued customer incentives as programs were altered due to COVID-19. In addition, accounts payable declined as we processed payments on the last day of March.
Our measure of accounts receivable performance, also referred to as Days Sales Outstanding (“DSO”), for the nine-month periods ended March 31, 2021 and March 31, 2020 were 34 and 31 days, respectively. The DSO increase was largely driven by the impacts of COVID-19 on sales volumes and customer payment patterns. We define DSO as the average of monthly accounts and notes receivable divided by an average day’s net sales. Our Production Days Supply on Hand (“PDSOH”) of inventory measure for the nine-month periods ended March 31, 2021 and March 31, 2020 were 65 and 47 days, respectively. While inventory, excluding inventory acquired with Poppin, has declined since last year, there are certain minimum inventory thresholds essential to efficiently serving our customers causing an increase in our inventory days on hand. In addition, the Poppin inventory levels acquired increased our PDSOH by approximately 7 days. We define PDSOH as the average of the monthly net inventory divided by an average day’s cost of sales.
Cash Flows from Investing Activities
We expended $101.5 million of cash for the Poppin acquisition during the year-to-date period of fiscal year 2021 which is less than the $110 million initial cash consideration due to adjustments for cash acquired and cash diverted to escrow for payment of the PPP loan. During the first nine months of fiscal year 2021, we invested $10.0 million in available-for-sale securities, and $14.8 million matured. During the first nine months of fiscal year 2020, we invested $25.0 million in available-for-sale securities, and $44.5 million matured. During the current year-to-date period, our short-term investments included certificates of deposit purchased in the secondary market and U.S. Treasury securities. During the first nine months of fiscal years 2021 and 2020, we reinvested $13.9 million and $19.1 million, respectively, into capital investments for the future. The current year capital investments were primarily for various manufacturing equipment upgrades to increase automation in production facilities, configuration design software, and facility improvements. The prior year capital investments were primarily for facility improvements such as renovations to our corporate headquarters, and various manufacturing equipment upgrades.
Cash Flows from Financing Activities
We had proceeds from borrowings on our credit facility of $40.0 million which was utilized for the Poppin acquisition. We paid dividends of $10.0 million and $9.6 million in the nine-month periods ended March 31, 2021 and March 31, 2020, respectively. Consistent with our historical dividend policy, our Board of Directors evaluates the appropriate dividend payment on a quarterly basis. Future debt payments may be paid out of cash flows from operations or from future refinancing of our debt.
Credit Facility
During the second quarter of fiscal year 2021, we amended our credit facility to increase our maximum borrowing available. The complete agreement was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 4, 2020. As of March 31, 2021 we had a $125 million credit facility with a maturity date of October 2024 that allowed for both issuances of letters of credit and cash borrowings. We also had an option to request an increase of the amount available for borrowing to $200 million, subject to participating banks’ consent. The loans under the Credit Agreement could consist of, at our election, advances in U.S. dollars or advances in any other currency that was agreed to by the lenders. The proceeds are to be used for general corporate purposes including acquisitions. A portion of the credit facility, not to exceed $10 million of the principal amount, was available for the issuance of letters of credit. At March 31, 2021, we had $1.7 million in letters of credit outstanding, which reduced our borrowing capacity on the credit facility. At March 31, 2021 we had $40.0 million in borrowings outstanding, and at June 30, 2020 we had no borrowings outstanding.
The credit facility required us to comply with certain debt covenants, the most significant of which were the adjusted leverage ratio and the interest coverage ratio. The adjusted leverage ratio was defined as (a) consolidated total indebtedness minus unencumbered U.S. cash equivalents in excess of $15,000,000 provided that the maximum subtraction did not exceed $35,000,000 to (b) adjusted consolidated EBITDA, determined as of the end of each of our fiscal quarters for the then most recently ended four fiscal quarters, to not be greater than 3.0 to 1.0. The interest coverage ratio, for any period, of (a) Consolidated EBITDA for such period to (b) cash interest expense for such period, calculated on a consolidated basis in accordance with GAAP for the trailing four quarter period then ending, to not be less than 3.00 to 1.00. We were in compliance with all debt covenants of the credit facility during the nine-month period ended March 31, 2021.
The table below compares the adjusted leverage ratio and the interest coverage ratio with the limits specified in the credit agreement.

	At or For the Period Ended	Limit As Specified in
Covenant	March 31, 2021	Credit Agreement	Excess
Adjusted Leverage Ratio	0.59	3.00	2.41
Interest Coverage Ratio	182.00	3.00	179.00

Future Liquidity
While we expect the impact of COVID-19 will continue to impact our sales levels, we believe our principal sources of liquidity from available funds on hand and short-term investments, cash generated from operations, and the availability of borrowing under our amended credit facility will be sufficient to meet our working capital and other operating needs for at least the next twelve months. Our Board of Directors declared quarterly dividends of $0.09 per share to be paid during our fourth quarter of fiscal year 2021. Future cash dividends are subject to approval by our Board of Directors and may be adjusted as business needs or market conditions change. We reinstated our share repurchase program during the second quarter of fiscal year 2021 and plan to continue repurchasing shares when conditions are favorable. At March 31, 2021, 2.3 million shares remained available under the repurchase program. During the remainder of fiscal year 2021 we expect to continue investments in capital expenditures, particularly for projects such as machinery and equipment upgrades and automation, and potential acquisitions that would enhance our capabilities while providing an opportunity for growth and improved profitability. Our ability to generate cash from operations to meet our liquidity obligations could be adversely affected in the future by factors such as general economic and market conditions, including reduced revenues from the COVID-19 pandemic, the impact of changes in tariffs, lack of availability of raw material components in the supply chain, loss of key contract customers, and other unforeseen circumstances. In particular, should demand for our products decrease significantly over the next 12 months, the available cash provided by operations could be adversely impacted.
Non-GAAP Financial Measures and Other Key Performance Indicators
This Management’s Discussion and Analysis (“MD&A”) contains non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with U.S. GAAP in the statements of income, statements of comprehensive income, balance sheets, statements of cash flows, or statements of shareholders’ equity of the company. The non-GAAP financial measures used within this MD&A include (1) organic net sales, defined as net sales excluding acquisition-related net sales; (2) adjusted operating income (loss), defined as operating income (loss) excluding restructuring expenses, CEO transition costs, acquisition-related amortization and inventory valuation adjustments, costs of the acquisition and market value adjustments related to our SERP liability; (3) adjusted operating income (loss) percentage, defined as adjusted operating income (loss) as a percentage of net sales; (4) adjusted net income (loss), defined as net income (loss) excluding restructuring expenses, CEO transition costs, acquisition-related amortization and inventory valuation adjustments, and costs of the acquisition; (5) adjusted diluted earnings (loss) per share, defined as diluted earnings (loss) per share excluding restructuring expenses, CEO transition costs, acquisition-related amortization and inventory valuation adjustments, and costs of the acquisition; (6) adjusted EBITDA, defined as earnings (loss) before interest, taxes, depreciation, and amortization and excluding restructuring expenses, CEO transition costs, acquisition-related inventory valuation adjustments, and costs of the acquisition; and (7) adjusted EBITDA percentage, defined as adjusted EBITDA as a percentage of net sales. Reconciliations of the reported GAAP numbers to these non-GAAP financial measures are included in the tables below. Management believes it is useful for investors to understand and to be able to meaningfully trend, analyze and benchmark how our core operations performed without market value adjustments related to our SERP liability, without expenses incurred in executing our transformation restructuring plan, without CEO transition costs, and without acquisition-related costs. Many of our internal performance measures that management uses to make certain operating decisions exclude these expenses to enable meaningful trending of core operating metrics. These non-GAAP financial measures should not be viewed as an alternative to the GAAP measures and are presented as supplemental information.

Reconciliation of Non-GAAP Financial Measures and Other Key Performance Indicators
(Amounts in Thousands, Except for Per Share Data)

Organic Net Sales	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2021	2021
Net Sales, as reported	$138,676	$422,817
Less: Poppin acquisition net sales	8,868	11,546
Organic Net Sales	$129,808	$411,271

Adjusted Operating Income (Loss)	Three Months Ended		Nine Months Ended
	March 31		March 31
	2021	2020	2021	2020
Operating Income (Loss), as reported	$(7,714)	$14,070	$(3,319)	$43,402
Add: Pre-tax Restructuring Expense	2,617	818	8,473	6,564
Add: Pre-tax Expense Adjustment to SERP Liability	428	(1,784)	2,567	(1,010)
Add: Pre-tax CEO Transition Costs	141	175	423	525
Add: Pre-tax Acquisition-related Amortization	1,671	—	2,066	—
Add: Pre-tax Acquisition-related Inventory Valuation Adjustment	247	—	289	—
Add: Pre-tax Costs of Acquisition	47	—	3,435	—
Adjusted Operating Income (Loss)	$(2,563)	$13,279	$13,934	$49,481
Net Sales	$138,676	$178,174	$422,817	$571,790
Adjusted Operating Income (Loss) %	(1.8%)	7.5%	3.3%	8.7%

Adjusted Net Income (Loss)	Three Months Ended		Nine Months Ended
	March 31		March 31
	2021	2020	2021	2020
Net Income (Loss), as reported	$(4,529)	$9,451	$19	$31,874
Pre-tax Restructuring Expense	2,617	818	8,473	6,564
Tax on Restructuring Expense	(673)	(211)	(2,181)	(1,690)
Add: After-tax Restructuring Expense	1,944	607	6,292	4,874
Pre-tax CEO Transition Costs	141	175	423	525
Tax on CEO Transition Costs	(36)	(45)	(108)	(135)
Add: After-tax CEO Transition Costs	105	130	315	390
Pre-tax Acquisition-related Amortization	1,671	—	2,066	—
Tax on Acquisition-related Amortization	(430)	—	(532)	—
Add: After-tax Acquisition-related Amortization	1,241	—	1,534	—
Pre-tax Acquisition-related Inventory Valuation Adjustment	247	—	289	—
Tax on Acquisition-related Inventory Valuation Adjustment	(64)	—	(75)	—
Add: After-tax Acquisition-related Inventory Adjustment	183	—	214	—
Pre-tax Costs of Acquisition	47	—	3,435	—
Tax on Costs of Acquisition	(12)	—	(884)	—
Add: After-tax Costs of Acquisition	35	—	2,551	—
Adjusted Net Income (Loss)	$(1,021)	$10,188	$10,925	$37,138

Adjusted Diluted Earnings (Loss) Per Share	Three Months Ended		Nine Months Ended
	March 31		March 31
	2021	2020	2021	2020
Diluted Earnings (Loss) Per Share, as reported	$(0.12)	$0.25	$0.00	$0.86
Add: After-tax Restructuring Expense	0.05	0.02	0.17	0.13
Add: After-tax CEO Transition Costs	0.00	0.00	0.01	0.01
Add: After-tax Acquisition-related Amortization	0.03	0.00	0.04	0.00
Add: After-tax Acquisition-related Inventory Adjustment	0.01	0.00	0.01	0.00
Add: After-tax Costs of Acquisition	0.00	0.00	0.07	0.00
Adjusted Diluted Earnings (Loss) Per Share	$(0.03)	$0.27	$0.30	$1.00

Earnings (Loss) Before Interest, Taxes, Depreciation, and Amortization excluding Restructuring Expense, CEO Transition Costs, Acquisition-related Inventory Valuation Adjustment, and Costs of Acquisition (“Adjusted EBITDA”)
	Three Months Ended		Nine Months Ended
	March 31		March 31
	2021	2020	2021	2020
Net Income (Loss)	$(4,529)	$9,451	$19	$31,874
Provision (Benefit) for Income Taxes	(2,992)	2,906	(919)	11,585
Income (Loss) Before Taxes on Income	(7,521)	12,357	(900)	43,459
Interest Expense	177	21	263	65
Interest Income	(59)	(386)	(248)	(1,482)
Depreciation	3,708	3,861	10,836	11,337
Amortization	2,510	639	4,212	1,707
Pre-tax Restructuring Expense	2,617	818	8,473	6,564
Pre-tax CEO Transition Costs	141	175	423	525
Pre-tax Acquisition-related Inventory Valuation Adjustment	247	—	289	—
Pre-tax Costs of Acquisition	47	—	3,435	—
Adjusted EBITDA	$1,867	$17,485	$26,783	$62,175
Net Sales	$138,676	$178,174	$422,817	$571,790
Net Income (Loss) %	(3.3%)	5.3%	—%	5.6%
Adjusted EBITDA %	1.3%	9.8%	6.3%	10.9%
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
See Note 13 - Fair Value of Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
Contractual Obligations
As of March 31, 2021, there have been no material changes to our summary of contractual obligations under the caption, “Contractual Obligations” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 outside the ordinary course of business other than increases related to our Poppin acquisition business such as the contingent earn out and purchase orders. See Note 3 - Acquisition of Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements are limited to standby letters of credit and performance bonds. These arrangements do not have a material current effect and are not reasonably likely to have a material future effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. See Note 12 - Commitments and Contingent Liabilities of Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for more information on the standby letters of credit and performance bonds. We do not have material exposures to trading activities of non-exchange traded contracts.
The preceding statements are forward-looking statements under the Private Securities Litigation Reform Act of 1995. Certain factors could cause actual results to differ materially from forward-looking statements.
Critical Accounting Policies
Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the Condensed Consolidated Financial Statements and related notes. Actual results could differ from these estimates and assumptions. Management continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. During the first nine months of fiscal year 2021, there were no material changes in the accounting policies and assumptions previously disclosed.
New Accounting Standards
See Note 2 - Recent Accounting Pronouncements and Supplemental Information of Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for information regarding New Accounting Standards.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk with respect to commodity price fluctuations for components used in the manufacture of our products, primarily related to wood and wood-related components, steel, aluminum, foam, and plastics. These components are impacted by global pricing pressures, general economic conditions, and changes in tariff rates. We strive to offset increases in the cost of these materials through supplier negotiations, global sourcing initiatives, and product re-engineering and parts standardization. We are also exposed to fluctuations in transportation costs, which may continue to remain at elevated levels depending on freight carrier capacity and fuel prices. Transportation costs are managed by optimizing logistics and supply chain planning.

During fiscal year 2021, we have experienced market price increases in certain commodities and transportation costs. There have been no material changes to other market risks, including interest rate and foreign exchange rate risks, from the information disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.
Item 4. Controls and Procedures
(a)Evaluation of disclosure controls and procedures.
We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
(b)Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A share repurchase program authorized by the Board of Directors was announced on August 11, 2015. The program allows for the repurchase of up to two million shares of common stock and will remain in effect until all shares authorized have been repurchased. On February 7, 2019 an additional two million shares of common stock were authorized by the Board of Directors for repurchase. At March 31, 2021, 2.3 million shares remained available under the repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1-January 31, 2021)	56,637	$12.62	56,637	2,389,402
Month #2 (February 1-February 28, 2021)	2,773	$12.60	2,773	2,386,629
Month #3 (March 1-March 31, 2021)	49,883	$13.88	49,883	2,336,746
Total	109,293	$13.19	109,293

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3(a)	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-Q filed November 2, 2017)
3(b)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(b) to the Company’s Form 10-K filed August 28, 2020)
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its Inline XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBALL INTERNATIONAL, INC.

By:	/s/ KRISTINE L. JUSTER
Kristine L. Juster Chief Executive Officer
May 5, 2021

By:	/s/ TIMOTHY J. WOLFE
Timothy J. Wolfe Chief Financial Officer
May 5, 2021