Form 10-K
period 2021-06-30
KIMBALL INTERNATIONAL INC
filed 2021-08-31
CIK 55772

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
Class A Common Stock is not publicly traded and, therefore, no market value is available, but it is convertible on a one-for-one basis into Class B Common Stock.  The aggregate market value of the Class B Common Stock held by non-affiliates, as of December 31, 2020 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $432.3 million, based on 98.2% of Class B Common Stock held by non-affiliates.
The number of shares outstanding of the Registrant’s common stock as of August 23, 2021 was:
          Class A Common Stock - 187,939 shares
          Class B Common Stock - 36,659,367 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on October 26, 2021 are incorporated by reference into Part III.

KIMBALL INTERNATIONAL, INC.
FORM 10-K INDEX

PART I
Forward-Looking Statements
This document contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These are statements made by management, using their best business judgment based upon facts known at the time of the statements or reasonable estimates, about future results, plans, or future performance and business of the Company. Such statements involve risk and uncertainty, and their ultimate validity is affected by a number of factors, both specific and general. They should not be construed as a guarantee that such results or events will, in fact, occur or be realized as actual results may differ materially from those expressed in these forward-looking statements. The statements may be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “forecasts,” “seeks,” “likely,” “future,” “may,” “might,” “should,” “would,” “will,” and similar expressions. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historical results. We make no commitment to update these factors or to revise any forward-looking statements for events or circumstances occurring after the statement is issued, except as required in current and quarterly periodic reports filed with the Securities and Exchange Commission (“SEC”) or otherwise by law. These forward-looking statements are subject to risks and uncertainties including, but not limited to, the possibility that any of the anticipated benefits of the Poppin acquisition will not be realized or will not be realized within the expected time period; the risk that integration of the operations of Poppin with the Company will be materially delayed or will be more costly or difficult than expected; the risk that any projections or guidance by the Company, including revenues, margins, earnings or any other financial results are not realized; the impact of COVID-19 on our business; disruptions in our supply chain and freight channels including any impact of COVID-19 on cost and availability; adverse changes in global economic conditions; successful execution of Phase 2 of our restructuring plan; increased global competition; the impact of changes in the regulatory environment; the loss of or significant volume reductions from key contract customers; the financial stability of key customers and suppliers; or similar unforeseen events. Additional risks and uncertainties discussed in Item 1A - Risk Factors of this report could also cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Any such risks could cause our results to differ materially from those expressed in forward-looking statements.
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
General Description of Business
Overview
Kimball International is a leading omnichannel commercial furnishings company with deep expertise in the Workplace, Health and Hospitality markets. We combine our bold entrepreneurial spirit, a history of craftsmanship and today’s design-driven thinking alongside a commitment to our culture of caring and lasting connections with our customers, shareholders, employees and communities. For over 70 years, our brands have seized opportunities to customize solutions into personalized experiences, turning ordinary spaces into meaningful places. Our family of brands includes Kimball, National, Etc., Interwoven, Kimball Hospitality, D’style and Poppin. Our corporate headquarters is located at 1600 Royal Street, Jasper, Indiana. We serve our customers through three end markets: hospitality, health, and workplace. Our workplace end market includes sales to the commercial, financial, government and education vertical markets and eBusiness. Our values and high integrity are demonstrated daily by living our purpose and guiding principles that establish us as an employer of choice. We build success by growing long-term relationships with customers, employees, suppliers, shareholders and the communities in which we operate.
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

Our Kimball International Connect Strategy is comprised of four pillars:
▪Inspire Our People: Leveraging our legacy of a bold and entrepreneurial spirit, we are working to cultivate a high-performance, caring culture. We are investing in our training, technology and systems to remain an employer of choice and a great place to work.
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
Transformation Restructuring Plan Phase 1
In June 2019, we announced a transformation restructuring plan to optimize resources for future growth, improve efficiency, and build capabilities across our organization. We believe phase 1 of our transformation restructuring plan has established a more cost-efficient structure to better align our operations with our long-term strategic goals. The transformation restructuring plan included the following:
•We reviewed our overall manufacturing facility footprint to reduce excess capacity and gain efficiencies by centralizing manufacturing operations. We ceased operations at a leased seating manufacturing facility in Martinsville, Virginia, and consolidated a David Edward production facility in Red Lion, Pennsylvania into our Baltimore, Maryland facility.
•The creation of center-led functions for finance, human resources, information technology and legal functions resulted in the standardization of processes and the elimination of duplication. In addition, we centralized our supply chain efforts to maximize supplier value and plan to drive more efficient practices and operations within our logistics function.
•Kimball brand selling resources were reallocated to higher-growth markets. We also ceased use of four leased furniture showrooms across our brands during the first quarter of fiscal year 2020.
Phase 1 of our transformation restructuring plan was substantially complete as of June 30, 2021.
Transformation Restructuring Plan Phase 2
In August 2020, we announced the second phase of our transformation restructuring plan that will align our business units to a new market-centric orientation and is expected to yield additional cost savings that will aid us to effectively manage through the downturn caused by the COVID-19 pandemic. Phase 2 of the transformation restructuring plan builds on the initial strategy and the transformation restructuring plan announced in June 2019. Phase 2 of the transformation restructuring plan began in the first quarter of our fiscal year 2021, and we expect a substantial majority of the underlying activities of these aforementioned actions to be completed by the end of our fiscal year 2023. The following is a summary of the activities we are undertaking pursuant to phase 2 of the transformation restructuring plan:
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
•During fiscal year 2021, we offered two voluntary retirement incentive programs to eligible employees. Employees electing to participate were paid special termination benefits, including a severance benefit and cash payment that may be used to pay for a period of healthcare coverage or for any other purpose.
•Starting in fiscal year 2022, many of our showrooms will feature multiple brands thus eliminating the need for more than one showroom in the same city. Showroom locations are being reviewed and select leased showroom locations will be closed.
Acquisition of Poppin, Inc.
On December 9, 2020, we acquired Poppin, a tech-enabled, market-leading B2B commercial furniture design company headquartered in New York City, New York. Poppin designs commercial-grade furniture that is made to mix, match, and scale in today’s modern office and work-from-home environments. The acquisition purchase price totaled $110.4 million in initial cash consideration plus additional contingent payments of $65.0 million if all remaining revenue and profitability milestones are achieved through June 30, 2024. As of the acquisition date the fair value of the contingent earn-out liability was $31.8 million. During the fourth quarter of fiscal year 2021 the fair value of the contingent earn-out liability decreased to $20.2 million due to Poppin not achieving certain milestones.
Sales and Offerings
We have been in the furniture business since 1950. Our end markets include workplace, health, and hospitality. Our workplace end market includes sales to the commercial, financial, government and education vertical markets and eBusiness. Through each of our brands, we offer a wide range of possibilities for creating functional environments that convey just the right image for each unique setting, as furniture solutions are tailored to the specific end user’s needs and demands. Our family of brands includes Kimball, National, Etc., Interwoven, Kimball Hospitality, D’Style and Poppin.
Kimball, National and Etc.
Kimball and National provide residentially inspired furniture solutions that aid productivity and promote engagement. Product offerings include desks/workstations, benching, seating, lounge, storage, tables, and casegoods. Etc. offers on-trend workspace furniture inspired by global trends in silhouette, color and material. While our rich heritage of wood craftsmanship remains, our new product portfolio incorporates the use of mixed materials, satisfying the marketplace’s need for multi-functional, open accommodations throughout all industries. Our furniture solutions are used in collaborative and open work spaces, conference and meeting/huddle rooms, training rooms, private offices, learning areas, classrooms, lobby/reception areas, and dining/café areas with a vast mix of wood, metal, laminate, paint, fabric, solid surface, and plastic options. As the need to work from home continues, we are offering a work-from-home portfolio to help redefine the future of work.
Interwoven
We offer Interwoven products specifically designed to improve patient and guest comfort at all types of healthcare facilities. Our health products are focused on meeting healthcare professional needs and preferences in flexible, adaptable, and collaborative spaces while putting the patient at the center of care. Our furnishings enable exam rooms to be a flexible space that can be used for consultation, telehealth and specific treatments or examinations. The products offered for areas surrounding the treatment areas are designed to be welcoming and relaxing to support the families of the patients. By providing thoughtful and purposeful solutions, we enable our clients to safely care for their patients, families, staff and community.
Kimball Hospitality and D’Style
In the hospitality industry, Kimball Hospitality (“Hospitality”) works with leading designers, purchasing agents, and hotel owners to create furniture that extends the unique ambiance of a property into guest rooms and public spaces by providing furniture solutions for hotel properties and mixed use commercial and residential developments. D’Style offers custom hospitality furniture, which is created in collaboration with the leading designers, design firms, purchasing agents and owners to create artful and beautifully crafted furniture. Hospitality and D’Style products include, but are not limited to, headboards, tables, seating, vanities, casegoods, lighting, and products enhanced with technology features utilizing a broad mix of wood, metal, stone, laminate, finish, glass, and fabric options.
Poppin
Poppin products are designed to make outfitting the office easy. This effortless one-stop solution for the customer’s entire workspace, including working from home, school and on-the-go applications, offers commercial-grade office furniture and supplies with a focus on lowering prices and reducing delivery times. Poppin markets and sells products online and also has showrooms for customers to view the products. Building our collection like a family, with a common elemental aesthetic, we design products that perform and feel at home in any environment. Products include, but are not limited to, desks and benching, adjustable height desks, office chairs and stools, file cabinets, tables, lounge seating, PoppinSpaces and PoppinPods.
Markets
Marketing Channels
Our furniture is marketed to end users by both independent and employee sales representatives, office furniture dealers, wholesalers, brokers, designers, purchasing companies, catalog houses, and Poppin products are sold online in a B2B and direct to consumer manner. Customers can access our products globally through a variety of distribution channels.
We currently categorize our sales by the following end markets:
Workplace - Our workplace end market includes sales to the commercial, financial, government and education vertical markets, and eBusiness. We are a full-facility provider offering products for a variety of commercial applications including: office, collaborative and open plan, home office, lobby-lounge, conferencing and meeting/huddle, training, dining/café, learning, lobby and reception, and other public spaces. Banking and financial offices require affordable, functional, and stylish environments, and our versatile and customizable furnishings offer sophisticated styles for reception areas, employee work spaces, executive offices, and boardrooms. We also supply furniture for federal, state, and local government offices, as well as other government-related entities, and we hold two Federal Supply Service contracts with the General Services Administration (“GSA”) that are subject to government subcontract reporting requirements. We partner with multiple general purchasing organizations that assist public agencies such as state and local governments with furniture purchases. Our education products are sold to K-12, higher education, vocational training and other learning institutions, and the products are focused on both enhancing learning and creating social environments. We offer flexible, collaborative, and technology-driven furnishings designed to make students and faculty more productive and comfortable. We equip hallways, lounges, and other gathering spaces with versatile furniture that extends learning outside the classroom with areas designed for individual, one-on-one, and larger group use.
Health - Our health end market includes sales to hospitals, clinics, physician office buildings, long-term care facilities, and assisted living facilities throughout the country. Our health product offerings fulfill the specific demands of healthcare settings to support patient comfort and cleanliness.
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
Certain industries are more price sensitive than others, but all expect on-time, damage-free delivery. In addition to the many options available on our standard furniture products, custom furniture is produced to customer specifications and shipping timelines on a project basis. We offer several programs that include furniture for a variety of spaces with quick-ship options.

Competitors
There are numerous furniture manufacturers competing within the marketplace, with a significant number of competitors offering similar products. Our competition includes furniture manufacturers such as Steelcase Inc., Herman Miller Inc. (MillerKnoll), HNI Corporation, and a large number of smaller privately-owned furniture manufacturers, both domestic and foreign-based.
Product Development and Trends
Our robust product development process is comprised of ideation, development, and execution. Research informed design is accomplished through partnering with external research firms and utilizing internal and external design intelligence to gain market insights and obtain design validation. Successful new product introductions fuel the growth of our business as they incorporate evolving customer needs with improved manufacturing efficiencies. Products are tested for performance, quality and compliance with applicable standards and regulations. We invested approximately $10 million, $5 million, and $6 million in research and development related activities in fiscal years 2021, 2020, and 2019, respectively. In addition, we periodically pay royalties to external designers as select products are sold.
Our product designs focus on providing solutions which include addressing trends in the marketplace, such as the evolving flexible workplace environment. Key elements of the evolving flexible workplace include pairing residential elements with highly functional and flexible commercial office offerings that have high cleanability. Within healthcare settings, products are trending toward adaptable designs that are focused on both the patients and the caregivers with a continued focus on cleanability.
Locations
As of June 30, 2021, our products were primarily produced at nine Company-owned or leased manufacturing facilities: six located in Indiana, two in Kentucky, and one in Mexico. We also engage with third-party manufacturers within the U.S. as well as internationally to produce select finished goods and accessories for our brands. As part of our transformation restructuring plan, near the end of our fiscal year 2021, we are consolidating our Baltimore, Maryland manufacturing facility into other existing locations and are evaluating our production capabilities and capacity across our organization to identify additional opportunities.
As of June 30, 2021, fifteen furniture showrooms were maintained in ten cities in the United States inclusive of the Poppin showrooms. During fiscal year 2022 we plan to implement a showroom strategy where we highlight our Kimball, National, Etc., and Interwoven brands in shared showroom spaces which will eliminate having multiple showrooms in a single city. Office space is leased in Dongguan and Shenzen, both located in the province of Guangdong, China and Ho Chi Minh City, Vietnam to facilitate sourcing of select finished goods and components from the Asia Pacific Region. We lease office and manufacturing space in Chula Vista, California and Tijuana, Mexico.
Financial information by geographic area for each of the three years in the period ended June 30, 2021 is included in Note 18 - Geographic Information of Notes to Consolidated Financial Statements and is incorporated herein by reference.
Resources
Raw Material Availability
Certain components used in the production of furniture are manufactured internally and are generally readily available, as are other raw materials used in the production of wood and non-wood furniture. Certain fabricated seating components, wood frame assemblies as well as finished furniture products, electrical components, stone, fabrics, and fabricated metal components, which are generally readily available, are sourced on a global scale in an effort to provide quality products at the lowest total cost. The COVID-19 global pandemic has affected both domestic and global supply chains. Disruptions related to certain specific commodities have begun to ease; however we expect other commodities and components to remain impacted by the global COVID-19 pandemic which could increase cost and limit availability of certain raw materials.
Working Capital
We do not believe that we, or the contract furniture or hospitality furniture industries in general, have any special practices or special conditions affecting working capital items that are significant for understanding our furniture business. We do receive advance payments from customers on select furniture projects, primarily in the hospitality industry.

Intellectual Property
In connection with our business operations, we hold both trademarks and patents in various countries and continuously have additional pending trademarks and patents. The intellectual property which we believe to be the most significant to the Company includes: Kimball, National, D’style, David Edward, Etc. (pending), Poppin, Fringe, Waveworks, Xsite, Narrate, Pairings, Respitality, and Allan Copley Designs, which are all registered trademarks, and the unregistered trademarks Priority and Whittaker. Our patents expire at various times depending on the patent’s date of issuance.
Seasonality
The impact of seasonality on our revenue includes lower sales to educational institutions during our second and third fiscal quarters, lower sales of hospitality furniture during times of high hotel occupancy such as the summer months, and lower sales in our third fiscal quarter due to the buying season of the government.
Human Capital
Employee Engagement
Employee engagement is a key component of our culture of caring. We conduct employee engagement surveys periodically to take a pulse on our working environment. Recently, our outreach to employees has included a wide range of activities such as targeted pulse surveys across our various business units and functions. The surveys focus on organizational vitality, communication, and returning to work post-COVID. In response to employee feedback, we added new forums to engage our employees:
•Created regular interactive “Executive Chat” sessions where executive team members update the organization on strategic initiatives and an open forum for Q&A. These live sessions present opportunities for open dialogue on current and relevant topics across the organization.
•Created a communication platform making it easier for key messages to be shared with our manufacturing employees.
•Developed a new hybrid work policy.
Diversity, Equity, Inclusion and Belonging
We promote an environment where each employee is valued, respected, and treated with dignity. We believe that diverse voices are essential in creating an organization where every person feels a sense of belonging and we are committed to creating equity and a sense of inclusion for all. This is our mission and commitment.
Kimball International prohibits unlawful discrimination, harassment, and retaliation. Our employment practices are non-discriminatory and non-retaliatory, and our policies are designed to safeguard all employees and job applicants from discrimination, harassment and retaliation on the basis of race, color, religion, sex (including pregnancy, gender identity, and sexual orientation), parental status, national origin, age, disability, genetic information including family medical history, political affiliation, military service, or other legally protected status or actions. We are committed to eliminating barriers to success. This includes, but is not limited to, hiring qualified applicants with disabilities, and providing employees with disabilities reasonable accommodations that do not impose an undue hardship.
Talent Development
We are committed to employee and leadership development. Our flagship senior leadership program provides leadership development through coaching, assessments, and experiential action learning projects with direct mentoring from our CEO. We offer a frontline leadership program for emerging managers and leadership roundtables. We also sponsor employee participation in training programs and have a tuition reimbursement program and support continuing education to maintain professional certifications.
Compensation, Benefits, and Wellness
The goals of our compensation philosophy are to reward performance, align with shareholders’ interest, and retain key talent. We offer employee participation in a defined contribution 401(k) plan through our Kimball International Retirement Plan. We offer comprehensive benefits to our U.S. full-time employees, including healthcare, pharmacy, a health savings account, an employee assistance program, dental, vision, short-term and long-term disability insurance, life and dependent insurance, accidental death and dismemberment insurance, critical illness insurance, accident, and hospital indemnity insurance. We also partner with a health management company to offer a Company-sponsored health clinic which offers on-site and telehealth appointments for employees and dependents.

Employee Counts

	June 30, 2021	June 30, 2020
United States	2,093	2,663
Foreign Countries	103	145
Total Employees	2,196	2,808
Our U.S. operations are not subject to collective bargaining arrangements. Outside of the U.S., approximately 40 employees are represented by worker’s unions that operate to promote the interests of workers. We believe that our employee relations are good.
Employee Turnover

	Year Ended
	June 30
	2021	2020
Voluntary	27.5%	26.5%
Involuntary	7.7%	6.5%
Health/Retirement	6.0%	3.6%
Total Turnover %	41.2%	36.6%
We monitor voluntary and involuntary turnover independently on a month-to-month basis, taking actions where we see rates exceed our established targets. Our turnover has been impacted by permanent layoffs driven by the COVID-19 pandemic and by a voluntary early retirement option which was offered to select roles.
Environment and Energy Matters
Our operations are subject to various federal, state, local, and foreign laws and regulations with respect to environmental matters. We believe that we are in substantial compliance with present laws and regulations and that there are no material liabilities related to such items.
We are dedicated to excellence, leadership, and stewardship in matters of protecting the environment and communities in which we have operations. Reinforcing our commitment to the environment, five of our showrooms and one non-manufacturing location were designed under the guidelines of the U.S. Green Building Council’s LEED (Leadership in Energy and Environmental Design) for Commercial Interiors program. Our headquarters received the WELL Health-Safety Rating that focuses on operational policies, maintenance protocols, emergency plans and shareholder engagement strategies.
We believe that continued compliance with foreign, federal, state, and local laws and regulations, which have been enacted relating to the protection of the environment, will not have a material effect on our capital expenditures, earnings, or competitive position. We believe capital expenditures for environmental control equipment during the current fiscal year and subsequent fiscal years will not represent a material portion of total capital expenditures.
Available Information
We make available free of charge through our website, www.kimballinternational.com/public-filings, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our Internet website and the information contained on, or accessible through, such website is not incorporated into this Annual Report on Form 10-K. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.SEC.gov.
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
Economic, Financial and Strategic Risk Factors
The COVID-19 pandemic has had, and is expected to continue to have, an adverse effect on our business. The COVID-19 pandemic and the actions taken by various governments and third parties to combat the spread of COVID-19 (including, in some cases, mandatory quarantines and other suspensions of non-essential business operations) have led to significant disruptions in our manufacturing and distribution operations and our supply chains during 2021. Many office workers have been required to work from home for an extended period of time which has had a negative impact on demand for office furniture and our revenue. New order rates have also slowed in our end markets. We expect that our revenues will continue to be negatively impacted while the impact of COVID-19 continues and the severity of various impacts will depend in part on the speed of vaccine uptake, the emergence of new variants of COVID-19, the timing of when companies have their employees return to the office and the pace of the recovery of economic conditions. Our dealers and suppliers are also experiencing similar negative impacts from the COVID-19 pandemic. In order to preserve cash during this period of time, we have reduced spending on discretionary expenditures, which may have a negative impact on our employee retention and growth in the future.
The economic impacts of the COVID-19 pandemic have had, or are likely to have, a negative impact on many of our customers, particularly those in the hospitality market and, thus, may negatively affect our future revenues and increase credit risk. Though in certain areas, COVID-19 related restrictions imposed by governments have been lifted, the duration and severity of the impact on our business, our industry and the global economy are not yet fully known and could have an adverse impact on our financial condition, results of operations, or cash flows.
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
We operate in a highly competitive environment and may not be able to compete successfully. The office and hospitality furniture industries are competitive due to numerous global manufacturers competing in the marketplace. In times of reduced demand for office furniture, large competitors may have greater efficiencies of scale or may apply more pressure to their distribution to sell their products exclusively, which could lead to reduced opportunities for our products.
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
We may not be successful in launching start-up operations or expanding our business in digital marketplaces. We are committed to growing our business, and therefore from time to time, we may determine that it would be in our best interests to start up a new operation or expand our digital presence to sell certain products. Start-up operations involve a number of risks and uncertainties, such as funding the capital expenditures related to the start-up operation, developing a management team for the new operation, diversion of management focus away from current operations, and creation of excess capacity. The risks and uncertainties that come with a digital presence include competition from more established competitors in the marketplace, responding quickly to consumer traffic patterns, supporting demand outside our current distribution channels, and additional cybersecurity risks. Any of these risks could have a material adverse effect on our financial position, results of operations, or cash flows.
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
The second phase of our transformation restructuring plan was announced in August 2020 that will align the Company’s business units to a new market-centric orientation. The Company has begun to streamline manufacturing facilities by leveraging production capabilities across all facilities, establishing centers of excellence, and setting up processes to facilitate flexing of product between facilities in response to volume fluctuations. The Company has been reorganized into four market centric business units which are Workplace, Health, Hospitality, and eBusiness. The Company will streamline its workforce to align with the new organizational structure and respond to lower volumes created by the COVID-19 pandemic. In addition, our harmonized showroom strategy will consolidate our Kimball and National showrooms to provide a multi-branded selling solution for our brands. The successful execution of both phases of our transformation restructuring plan is also dependent on the realization of cost savings, and, even if successful, the transformation restructuring plan may not be accomplished as quickly or effectively as anticipated.

We could incur losses due to asset impairment. As business conditions change, we must continually evaluate and work toward the optimum asset base. It is possible that certain assets such as, but not limited to, facilities, equipment, lease assets, goodwill, or other intangible assets, could be impaired in the future depending on changing business conditions or internal restructuring plans. If our closed leased facilities are not able to be subleased in the future according to our assumptions, we may incur additional impairment charges. Goodwill and certain intangible assets are tested for impairment annually or when triggering events occur. Such resulting impairment could have an adverse impact on our financial position and results of operations.
We may not be successful managing risk with derivative financial instruments. From time to time the business may utilize derivative financial instruments to mitigate risks associated with interest rates, foreign currency translation rates or the cost of commodities used in our manufacturing process. The use of derivatives involves management judgement and we may not be successful at managing the aforementioned risks, which could result in negative financial impacts to the Company. If we are unable to achieve or maintain hedge accounting treatments, it could have an adverse impact on our financial position and results of operations.
Selling and Customer Risk Factors
A loss of independent sales representatives, dealers, or other sales channels could lead to a decline in sales. Our workplace and health furniture is marketed to end users through both independent and employee sales representatives, furniture dealers, wholesalers, brokers, designers, purchasing companies, catalog houses, and eCommerce services. Our hospitality furniture is marketed to end users using independent sales representatives. A significant loss within any of these sales channels could result in a sales decline and thus have an adverse impact on our financial position, results of operations, or cash flows. Additionally, the closures of furniture showrooms across our brands could negatively affect our current commercial relationships, which could have an adverse impact on our financial position, results of operations or cash flows.
We may be exposed to the credit risk of our customers who are adversely affected by weakness in market conditions. Weakness in market conditions, including that caused by the COVID-19 pandemic, may drive an elevated risk of potential cash flow issues or bankruptcy of our customers resulting in a greater risk of uncollectible outstanding accounts receivable. The realization of these risks could have a negative impact on our profitability.
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
Operational, Supply Chain and Distribution Risk Factors
We may be unable to purchase a sufficient amount of materials, parts, and components for use in our products at a competitive price, in a timely manner, or at all. We depend on suppliers globally to provide timely delivery of materials, parts, and components for use in our products. The costs of commodities as well as fuel, freight, energy, labor and other input costs can fluctuate due to changes in global, regional, or local supply and demand. Price increases of commodity components could have an adverse impact on our profitability if we cannot offset such increases with other cost reductions or by price increases to customers. Tariffs or trade regulations which have been or could be imposed by the U.S. federal government may adversely impact our access, price, and delivery of finished products and components from foreign sources, and therefore adversely affect our profitability. The COVID-19 pandemic has had a negative impact on our ability to source certain raw materials in the quantities that we need for our operations. These reductions in availability have not had a significant impact on our ability to manufacture and supply products to our customers, but they have negatively impacted the cost of procuring such raw materials that are made primarily or include significant quantities of these commodities. Certain finished products and components we purchase are primarily manufactured in select regions of the world, and issues in those regions could cause manufacturing delays.
The loss of a significant supplier could have an adverse impact on our operations. The limited availability of certain raw materials and components could cause an increase in product lead time. In addition, delays can occur related to the transport of products and components via container ships, which load and unload through various U.S. ports that sometimes experience congestion. If suppliers fail to meet commitments to us in terms of price, delivery, or quality, it could interrupt our operations and negatively impact our ability to meet commitments to customers.
Turnover and shortages of production personnel could cause manufacturing inefficiencies. The demand for manufacturing labor in certain geographic areas makes retaining experienced production employees difficult. Turnover could result in lost time due to inefficiencies and the need for additional training, which could impact our operating results.
Our failure to retain our existing management team, maintain our engineering, technical, and manufacturing process expertise, or continue to attract qualified personnel could adversely affect our business. We depend significantly on our executive officers and other key personnel. Our success is also dependent on sustaining employee engagement and organizational vitality, keeping pace with technological advancements, and adapting services to provide manufacturing capabilities that meet customers’ changing needs. To do that, we must retain our qualified engineering and technical personnel and successfully anticipate and respond to technological changes in a cost effective and timely manner. Our culture and guiding principles focus on continuous training, motivation, and development of employees, and we strive to attract, motivate, and retain qualified personnel. Failure to retain our executive officers and retain and attract other key personnel could adversely affect our business.
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
We are subject to manufacturing and warehousing inefficiencies due to the transfer of production among our facilities and other factors. At times we may experience labor or other manufacturing inefficiencies due to factors such as new product introductions, transfers of production among our manufacturing facilities, changes in our warehousing strategy, a sudden decline in sales such as due to COVID-19, a new operating system, or turnover in personnel. Manufacturing and warehousing inefficiencies could have an adverse impact on our financial position, results of operations, or cash flows.
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
Regulatory and Compliance Risk Factors
Our sales to Government entities are subject to compliance with regulatory and contractual requirements, and noncompliance could expose us to liability or impede current or future business. The U.S. government, as well as state and local governments, can typically terminate or modify their contracts with us either at their discretion or if we default by failing to perform under the terms of the applicable contract, which could expose us to liability and impede our ability to compete in the future for contracts and orders. The failure to comply with regulatory and contractual requirements could subject us to investigations, fines, or other penalties, and violations of certain regulatory and contractual requirements could also result in us being suspended or debarred from future government contracting.
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

The Company’s business involves the potential for product recalls, product liability and other claims against it which could affect its earnings and financial condition. New and existing products may be subject to the United States Consumer Products Safety Act of 1972, as amended by the Consumer Product Safety Improvement Act of 2008, which empowers the Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous, and similar laws under foreign jurisdictions. Under certain circumstances, the Consumer Products Safety Commission or comparable foreign agency could require the Company to repurchase or recall one or more of its products. Any purchase or recall of the Company’s products could be costly and damaging to the Company’s reputation. If the Company were required to remove, or voluntarily removed, its products from the market, the Company’s reputation could be impacted and the Company may have large quantities of finished product that it could not sell. The Company also faces exposure to product liability claims in the event that one of its products is alleged to have resulted in property damage, bodily injury or other adverse effects. In addition to the risk of substantial monetary judgments or fines or penalties that may result from any governmental investigations, product liability claims or regulatory actions could result in negative publicity that could harm the Company’s reputation in the marketplace, adversely impact the value of its brands, or result in an increase in the cost of producing the Company’s products.
A failure to comply with the financial covenants under our $125.0 million revolving credit facility could adversely impact us. Our revolving credit facility requires us to comply with certain financial covenants. We believe the most significant covenants under this revolving credit facility are the adjusted leverage ratio and the fixed charge coverage ratio. More detail on these financial covenants is discussed in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K. As of June 30, 2021, we had $40.0 million of borrowings outstanding under this revolving credit facility and we had $1.7 million in letters of credit outstanding, which reduced our borrowing capacity on the revolving credit facility. In the future, a default on the financial covenants under our revolving credit facility could cause an increase in our borrowing rates or could make it more difficult for us to secure future financing, which could adversely affect our financial condition.
General Risk Factors
Our business depends on information technology systems and digital capabilities that are implemented in a manner intended to minimize the risk of a cybersecurity breach or other such threat, including the misappropriation of assets or other sensitive information or data corruption, which could cause operational disruption. An ongoing commitment of significant resources is required to maintain and enhance our existing information systems and implement the new and emerging technology necessary to meet customer expectations and compete in our end markets. The techniques used to obtain unauthorized access change frequently and are not often recognized until after they have been launched. We recognize that any breach could disrupt our operations, damage our reputation, erode our share value, drive remediation expenses, or increase costs related to the mitigation of, response to, or litigation arising from any such issue. We cannot guarantee that our cybersecurity measures will completely prevent others from obtaining unauthorized access to our enterprise network, system and data.
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
Natural disasters or other catastrophic events may impact our production schedules and, in turn, negatively impact profitability. Natural disasters or other catastrophic events, including severe weather, terrorist attacks, power interruptions, pandemics, and fires, could disrupt operations and likewise our ability to produce or deliver products. Our manufacturing operations require significant amounts of energy, including natural gas and oil, and governmental regulations may control the allocation of such fuels. Employees are an integral part of our business, and events such as a pandemic could reduce the availability of employees reporting for work. In the event we experience a temporary or permanent interruption in our ability to produce or deliver product, revenues could be reduced, and our business could be materially adversely affected. In addition, catastrophic events, or the threat thereof, can adversely affect U.S. and world economies, and could result in delayed or lost sales of our products. In addition, any continuing disruption in our computer system could adversely affect our ability to receive and process customer orders, manufacture products, and ship products on a timely basis, and could adversely affect relations with our customers, potentially resulting in a reduction in orders from customers or a loss of customers. We maintain insurance to help protect us from costs relating to some of these matters, but such insurance may not be sufficient or paid in a timely manner to us in the event of such an interruption. Additionally, we maintain a business continuity and disaster recovery plan; however it may not be possible to enact this plan in an effective or timely manner.
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
The value of our common stock may experience substantial fluctuations for reasons over which we may have limited control. The value of our common stock could fluctuate substantially based on a variety of factors, including, among others:
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

Item 1B - Unresolved Staff Comments
None.
Item 2 - Properties
The location, number, and use of our major facilities, including our executive and administrative offices, as of June 30, 2021, are as follows:

	Number of Facilities	Use
North America
United States:
Indiana	15	Manufacturing, Warehouse, Office
Kentucky	2	Manufacturing, Office
California	1	Warehouse, Office
Maryland	1	Manufacturing, Office
New York	1	Office
Mexico	1	Manufacturing, Office
Asia
China	2	Office
Vietnam	1	Office
Total Facilities	24
The listed facilities occupy approximately 3,273,000 square feet in aggregate as of June 30, 2021, of which approximately 3,049,000 square feet are owned, and 224,000 square feet are leased.
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
Operating leases for all facilities and related land, including fifteen leased office furniture showroom facilities that are not included in the table above, total 318,000 square feet and expire from fiscal year 2022 to 2027 with many of the leases subject to renewal options. The leased showroom facilities are in eight states and the District of Columbia as of June 30, 2021. During fiscal year 2022 we plan to implement a showroom strategy where we highlight our Kimball, National, Etc., and Interwoven brands in shared showroom spaces which will eliminate having multiple showrooms in a single city. During fiscal year 2021 we reviewed our overall facility footprint to identify opportunities to reduce capacity and gain efficiencies, and the consolidation of our Baltimore, Maryland facility into other manufacturing facilities is expected to be complete in the first quarter of fiscal year 2022. See Note 5 - Leases of Notes to Consolidated Financial Statements for additional information concerning leases.
We own approximately 327 acres of land, which includes land where various facilities reside, including approximately 115 acres of land in the Kimball Industrial Park, Jasper, Indiana.
Item 3 - Legal Proceedings
We and our subsidiaries are not parties to any pending legal proceedings, other than ordinary routine litigation incidental to the business. The outcome of current routine pending litigation, individually and in the aggregate, is not expected to have a material adverse impact.
Item 4 - Mine Safety Disclosures
Not applicable.

Information about our Executive Officers
Our executive officers as of August 31, 2021 are as follows:
(Age as of August 31, 2021)

Name	Age	Office and Area of Responsibility	Executive Officer Since Calendar Year
Kristine L. Juster	58	Chief Executive Officer & Director, Kimball International	2018
Timothy Wolfe	44	Executive Vice President, Chief Financial Officer, Kimball International	2020
R. Gregory Kincer	63	Executive Vice President, Corporate Development & Treasurer, Kimball International	2014
Lonnie P. Nicholson	57	Executive Vice President, Chief Human Resources Officer, Kimball International	2014
Kourtney L. Smith	51	Executive Vice President, Kimball International; President, Workplace	2015
Katherine S. Sigler	58	Executive Vice President, Kimball International; President, Hospitality	2018
Koorosh Sharghi	35	Executive Vice President, Chief Strategy & Innovation Officer, Kimball International; President, eBusiness	2019
Phyllis M. Goetz	62	Executive Vice President, Kimball International; President, Health	2019
Mark W. Johnson	44	Executive Vice President, Chief Legal, Governance Officer & Corporate Secretary, Kimball International	2020
Greg A. Meunier	51	Executive Vice President, Global Operations, Kimball International	2020
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
Mr. Wolfe was appointed Executive Vice President, Chief Financial Officer in October 2020. Prior to his appointment as Chief Financial Officer, Mr. Wolfe served as Vice President and Chief Financial Officer, Great Britain of Coca-Cola European Partners, the largest global Coca-Cola bottler, since May 2019. Mr. Wolfe also served in the roles of Vice President, Finance Shared Services and Transformation from June 2016 to April 2019, Vice President, Chief Compliance and Risk Officer from January 2014 to May 2016, and Director, Corporate Strategy from January 2012 to December 2013, among other roles.
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
Dividends declared on our Class A and Class B common stock totaled $13.5 million and $13.4 million for fiscal years 2021 and 2020, respectively. Consistent with our historical dividend policy, our Board of Directors evaluates the appropriate dividend payment on a quarterly basis.
Shareholders
On August 23, 2021, our Class A common stock was owned by 89 shareholders of record, and our Class B common stock was owned by 1,240 shareholders of record, of which 44 also owned Class A common stock. The shares of our Class B common stock are equal to the shares of our Class A common stock with respect to all matters, including without limitation, dividend payments and voting rights, except that while Class A shares are convertible on a one-for-one basis into Class B shares, our Class B shares cannot be converted into Class A shares.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item concerning securities authorized for issuance under equity compensation plans is incorporated by reference to Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters of Part III of this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
A share repurchase program authorized by the Board of Directors was announced on August 11, 2015. The program allows for the repurchase of up to two million shares of common stock and will remain in effect until all shares authorized have been repurchased. On February 7, 2019, an additional two million shares of common stock were authorized by the Board of Directors for repurchase. The Board of Directors can discontinue this repurchase program at any time. At June 30, 2021, 2.2 million shares remained available under the repurchase program.
During fiscal years 2021 and 2020, we repurchased 0.3 million and 0.1 million shares, respectively, of our common stock. The following table presents a summary of our share repurchases during the fourth quarter of fiscal year 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (April 1 - April 30, 2021)	57,555	$14.04	57,555	2,279,191
Month #2 (May 1 - May 31, 2021)	—	$—	—	2,279,191
Month #3 (June 1 - June 30, 2021)	49,633	$13.52	49,633	2,229,558
Total	107,188	$13.80	107,188

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
The graph below compares the cumulative total return to shareholders of our common stock from June 30, 2016 through June 30, 2021, the last business day in the respective fiscal years, to the cumulative total return of the Nasdaq Stock Market (U.S. and Foreign) and a peer group index for the same period of time.
Due to the diversity of our operations, we are not aware of any public companies that are directly comparable. Therefore, the peer group index is comprised of publicly traded companies as follows:
Furniture peers:  HNI Corporation, Knoll, Inc., Steelcase Inc., Herman Miller, Inc.
The graph assumes $100 is invested in our Class B common stock and each of the two indexes at the closing market quotations on June 30, 2016 and that dividends are reinvested. The performances shown on the graph are not necessarily indicative of future price performance.

Comparison of Cumulative Five Year Total Return
$300
$200
$100
$0
2016
2017
2018
2019
2020
2021
Kimball International, Inc.
Nasdaq Composite Index
Peer Group Index

	2016	2017	2018	2019	2020	2021
Kimball International, Inc.	$100.00	$148.94	$146.55	$161.29	$109.86	$128.72
Nasdaq Composite Index	$100.00	$128.30	$158.57	$170.91	$216.96	$315.10
Peer Group Index	$100.00	$96.04	$99.99	$120.88	$80.42	$134.82

Item 6 - [Reserved]
Not applicable.
Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
Kimball International (the “Company,” “Kimball International,” “we,” “us,” or “our”) is a leading omnichannel commercial furnishings company with deep expertise in the Workplace, Health and Hospitality markets. We combine our bold entrepreneurial spirit, a history of craftsmanship and today’s design-driven thinking alongside a commitment to our culture of caring and lasting connections with our customers, shareholders, employees and communities. For over 70 years, our brands have seized opportunities to customize solutions into personalized experiences, turning ordinary spaces into meaningful places. Our family of brands includes Kimball, National, Etc., Interwoven, Kimball Hospitality, D’style and Poppin.
We closely monitor key indicators for the markets in which we compete. As reported by the Business and Institutional Furniture Manufacturer Association (“BIFMA”), the forecast by IHS Markit, a global information provider, as of May 2021 for the U.S. office furniture market, projects a year-over-year increase of 1.8% for calendar year 2021. The forecast for two of the leading indicators for the hospitality furniture market in the May 2021 PwC Hospitality Directions U.S. report includes a projected 40.1% increase in RevPAR (Revenue Per Available Room) for calendar year 2021, while occupancy levels for calendar 2021 are anticipated to increase to 57.2%, compared to 44.1% in calendar year 2020.
Management currently considers the following events, trends, and uncertainties to be most important to understanding our financial condition and operating performance:
•COVID-19 - The COVID-19 pandemic continued to adversely impact our financial performance during fiscal year 2021, but the negative effects are expected to decline as the markets to which we sell rebound. The expected duration and severity of the COVID-19 impact on our business is affected by plans to return to the workplace balanced with working from home and the potential prolonged reduction in travel. Our dealers and suppliers are also experiencing similar negative impacts from the COVID-19 pandemic. Total orders received during fiscal year 2021 declined compared to fiscal year 2020 due to declines in workplace, health, and hospitality. Order rates gained momentum sequentially through fiscal year 2021 in our workplace and health end markets, but have not yet reached pre-pandemic levels. We are closely monitoring market changes and our liquidity in order to proactively adjust our operating costs. In order to preserve cash during this time, we have also reduced spending on discretionary expenditures, but plan to invest appropriately to fuel our growth during fiscal year 2022. Managing working capital in conjunction with fluctuating demand levels is likewise key. We continue to believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our amended revolving credit facility will be sufficient to meet our working capital and other operating needs for at least the next twelve months.
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
•Transformation Restructuring Plan Phase 1 - In June 2019, we announced a transformation restructuring plan to optimize resources for future growth, improve efficiency, and build capabilities across our organization. We believe phase 1 of our transformation restructuring plan has established a more cost-efficient structure to better align our operations with our long-term strategic goals. Phase 1 of our transformation restructuring plan is substantially complete as of June 30, 2021. See Note 3 - Restructuring of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
•Transformation Restructuring Plan Phase 2 - In August 2020, we announced the next phase of our transformation restructuring plan that will align our business units to a new market-centric orientation and is expected to yield additional cost savings that will aid us in effectively managing through the downturn caused by the COVID-19 pandemic. Phase 2 of the transformation restructuring plan builds on the initial strategy and the transformation restructuring plan announced in June 2019. Phase 2 of the transformation restructuring plan began in the first quarter of our fiscal year 2021, and we expect a substantial majority of the underlying activities of these aforementioned actions to be completed by the end of fiscal year 2023. We currently estimate the transformation restructuring plan will incur total pre-tax restructuring charges of approximately $16.0 million to $18.0 million related to the initiatives under phase 2 of the transformation restructuring plan, with $8.8 million recorded in fiscal year 2021, approximately $6.0 million in fiscal year 2022 and the remainder thereafter. The restructuring charges consist of approximately $5.1 million for severance and other employee-related costs, $1.6 million for facility costs, and $2.2 million for lease and other asset impairment. Approximately 65% of the total cost estimate is expected to be cash expense. The following is a summary of the activities we will be undertaking pursuant to phase 2 of the transformation restructuring plan:
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
•In the third quarter of fiscal 2021, we offered two voluntary retirement incentive programs to eligible employees. Employees electing to participate were paid special termination benefits, including a severance benefit and cash payment that may be used to pay for a period of healthcare coverage or for any other purpose.
•Starting in fiscal year 2022, many of our showrooms will feature multiple brands thus eliminating the need for more than one showroom in the same city. Showroom locations are being reviewed and select leased showroom locations will be closed.
•During the second quarter of fiscal year 2021, we acquired Poppin, Inc. (“Poppin”), a tech-enabled, market-leading B2B commercial furniture design company headquartered in New York City, New York. Poppin designs commercial-grade furniture that is made to mix, match, and scale in today’s modern office and work-from-home environments. The acquisition purchase price totaled $110.4 million in cash consideration plus additional contingent payments, if all remaining milestones are achieved, of $65.0 million based on revenue and profitability milestones achieved through June 30, 2024. As of the acquisition date the fair value of the contingent earn-out was $31.8 million. During the fourth quarter of fiscal year 2021 the fair value of the contingent earn-out liability decreased to $20.2 million.
•In connection with and to facilitate the acquisition, on November 4, 2020, we amended our revolving credit facility to allow for up to $125.0 million in borrowings, with an option to increase the amount available for borrowing to $200.0 million at our request, subject to participating banks’ consent. We borrowed $40.0 million on our revolving credit facility which was utilized for the Poppin acquisition. The amended revolving credit facility maintains a maturity date of October 2024. The complete agreement was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 4, 2020.
•We expect to continue to be exposed to fluctuations in both domestic freight and ocean freight costs. Transportation costs are managed by optimizing logistics and supply chain planning, but the current freight rate levels are elevated such that significant year-over-year increases occurred during the second half of our fiscal year 2021 and are expected to remain elevated. We are experiencing commodity cost increases especially for wood components, steel, aluminum, foam and plastics. We expect these commodity pricing pressures to continue in fiscal year 2022. We are working to offset increases in these costs through pricing, inclusion of a portion of the increased freight in quotes, supplier negotiations, global sourcing initiatives, product re-engineering and parts standardization.
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
•We continue to maintain a strong balance sheet. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our revolving credit facility, was $107.6 million at June 30, 2021.

Results of Operations - Fiscal Year 2021 Compared to Fiscal Year 2020

	At or for the Year Ended
	June 30
(Amounts in Millions, Except for Per Share Data)	2021	2020	% Change
Net Sales	$569.0	$727.9	(22%)
Organic Net Sales*	544.9	727.9	(25%)
Gross Profit	182.4	250.8	(27%)
Selling and Administrative Expenses	181.8	187.9	(3%)
Contingent Earn-out (Gain) Loss	(11.6)	—
Restructuring Expense	10.7	8.5
Operating Income	1.5	54.4	(97%)
Operating Income %	0.3%	7.5%
Adjusted Operating Income *	$12.4	$64.2	(81%)
Adjusted Operating Income % *	2.2%	8.8%
Net Income	$7.4	$41.1	(82%)
Net Income as a Percentage of Net Sales	1.3%	5.6%
Adjusted Net Income *	13.0	47.9	(73%)
Diluted Earnings Per Share	$0.20	$1.11	(82%)
Adjusted Diluted Earnings Per Share *	$0.35	$1.29	(73%)
Return on Invested Capital **	12.1%	37.5%
Adjusted EBITDA *	$29.7	$81.3	(63%)
Adjusted EBITDA %*	5.2%	11.2%
Order Backlog **	$141.4	$151.1	(6%)
* Items indicated represent Non-GAAP (Generally Accepted Accounting Principles) measurements.
** Items indicated represent Key Performance Indicators.
See the “Non-GAAP Financial Measures and Other Key Performance Indicators” section below.

Net Sales by End Market
	Year Ended
	June 30
(Amounts in Millions)	2021	2020	% Change
Workplace	$354.3	$435.4	(19%)
Health	97.3	108.9	(11%)
Hospitality	117.4	183.6	(36%)
Total Net Sales	$569.0	$727.9	(22%)
The Workplace, Health and Hospitality end markets align with the reorganization which occurred at the beginning of fiscal year 2021. Our Workplace end market includes sales to the commercial, financial, government and education vertical markets and eBusiness. The revenue of the Poppin acquisition is included in eBusiness.
Fiscal year 2021 consolidated net sales were $569.0 million compared to fiscal year 2020 consolidated net sales of $727.9 million, a 22% decrease. Organic net sales decreased $183.0 million, or 25%, year-over-year due to lower volume primarily in our workplace and hospitality end markets, which more than offset increased pricing. The declines in sales volumes in all three of our end markets were driven by the COVID-19 pandemic. Each of our end market sales levels can fluctuate depending on the mix of projects in a given period.
Order backlog at June 30, 2021 decreased 6%, when compared to the open order level as of June 30, 2020, driven by the COVID-19 pandemic. Open orders at a point in time may not be indicative of future sales trends.

Gross profit as a percent of net sales decreased 240 basis points to 32.1% for fiscal year 2021 compared to 34.5% for fiscal year 2020. The primary drivers for the decrease were loss of leverage on the lower sales volumes, increased freight costs, inflationary pressure on raw materials and higher healthcare costs, partially offset by favorable impacts from our operational excellence initiative and pricing increases.
Selling and administrative expenses as a percent of net sales in fiscal year 2021 compared to fiscal year 2020 increased 610 basis points due to the decline in volume outpacing our reduction in selling and administrative expenses. The year-over-year 3% reduction in selling and administrative expenses in absolute dollars was driven by reduced marketing expenses, reduced travel expenses due to the COVID-19 pandemic, decreased retirement contribution expense, lower incentive compensation, savings resulting from our transformation restructuring plan, and lower commissions due to the volume decline. Partially offsetting the decline in selling and administrative expenses were the increased amortization expense of intangible assets primarily due to the acquisition of Poppin, higher professional services costs related to the acquisition of Poppin, higher healthcare costs, and higher expense related to the normal revaluation of our Supplemental Employee Retirement Plan (“SERP”) liability. The impact from the change in the SERP liability that was recognized in selling and administrative expenses was offset with the change in fair value of the SERP investments which was recorded in Other Income (Expense), and thus there was no effect on net income.
In June 2019, we announced a transformation restructuring plan to optimize resources for future growth, improve efficiency, and build capabilities across our organization. The transformation restructuring plan has established a more cost-efficient structure to better align our operations with our long-term strategic goals. We recognized pre-tax restructuring expense of $10.7 million in fiscal year 2021 and $8.5 million in fiscal year 2020 related to both phases of our transformation restructuring plan. See Note 3 - Restructuring of Notes to Consolidated Financial Statements for further information on our transformation restructuring plan.
Other income (expense), net consisted of the following:

Other Income (Expense), net	Year Ended
	June 30
(Amounts in Thousands)	2021	2020
Interest Income	$336	$1,641
Interest Expense	(453)	(79)
Gain on Supplemental Employee Retirement Plan Investments	3,324	600
Other	(118)	(419)
Other Income (Expense), net	$3,089	$1,743
Our fiscal year 2021 effective tax rate of (60.9%) was driven by the book versus tax treatment of the $11.6 million Poppin earn-out gain and a $0.6 million research and development tax credit. Our fiscal year 2020 effective tax rate of 26.9% was higher than the combined federal and state statutory rate primarily from the impact of nondeductible officer compensation which more than offset a $0.4 million research and development tax credit.
Comparing our balance sheets as of June 30, 2021 to June 30, 2020, our cash balance declined and our long-term debt increased as we funded our acquisition of the Poppin business. See Note 2 - Acquisition of Notes to Consolidated Financial Statements for details of the purchase which drove increases in the following lines on our balance sheet: goodwill, other intangible assets, and contingent earn-out liability. Our accounts receivable balance declined as a result of our reduced sales volumes near the end of fiscal year 2021 compared to the prior year. Our deferred tax asset increased primarily due to the acquisition of Poppin and a research and development tax credit carryforward.
Results of Operations - Fiscal Year 2020 Compared to Fiscal Year 2019
For the comparison of fiscal years ended June 30, 2020 and June 30, 2019, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K filed August 28, 2020.
Liquidity and Capital Resources
Our total cash, cash equivalents, and short-term investments was $24.3 million at June 30, 2021 and $97.1 million at June 30, 2020. We borrowed cash of $40 million and subsequently expended net cash of $101.5 million for the Poppin acquisition. Cash flows from operations of $27.3 million were more than offset by capital expenditures, including capitalized software, of $19.5 million and the return of capital to shareholders in the form of dividends totaling $13.3 million and stock repurchases totaling $3.6 million during fiscal year 2021.

Working capital at June 30, 2021 was $44.1 million compared to working capital of $123.1 million at June 30, 2020. The current ratio was 1.4 and 2.1 at June 30, 2021 and June 30, 2020, respectively.
Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our revolving credit facility, totaled $107.6 million at June 30, 2021. At June 30, 2021, we had $1.7 million in letters of credit outstanding, which reduced our borrowing capacity on the revolving credit facility. We had $40.0 million of revolving credit facility borrowings outstanding as of June 30, 2021. Total availability to borrow under the credit facility totaled $83.3 million at June 30, 2021. We had no revolving credit facility borrowings outstanding as of June 30, 2020.
We acquired Poppin, Inc. subsequent to their borrowing of a Paycheck Protection Program (“PPP”) loan. During the fourth quarter of fiscal year 2021 we were notified that Poppin’s PPP loan had been forgiven in full and the proceeds were paid in the first quarter of fiscal year 2022 to the former Poppin, Inc. equity holders per the terms of the agreement and plan of merger.
Cash Flows
The following table reflects the major categories of cash flows for fiscal years 2021 and 2020.

	Year Ended
	June 30
(Amounts in thousands)	2021	2020
Net cash provided by operating activities	$27,294	$29,798
Net cash provided by (used for) investing activities	$(115,984)	$6,141
Net cash provided by (used for) financing activities	$21,973	$(17,332)
Cash Flows from Operating Activities
For fiscal years 2021 and 2020, net cash provided by operating activities was $27.3 million and $29.8 million, respectively, beginning with net income of $7.4 million and $41.1 million, respectively. Changes in working capital balances provided $6.1 million of cash in fiscal year 2021 and used $42.6 million of cash in fiscal year 2020.
The $6.1 million of cash provided by changes in working capital balances in fiscal year 2021 was primarily driven by a $12.7 million decrease in our accounts receivable balance due to decreased sales in the latter portion of fiscal year 2021 and an $11.2 million decrease in our inventories balance as we scaled to the new order levels. These changes were partially offset by a $10.4 million decrease to our accrued expenses balance and a $6.6 million decrease in our accounts payable balance in conjunction with the lower inventory purchases.
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
Our measure of accounts receivable performance, also referred to as Days Sales Outstanding (“DSO”), for the fiscal years ended June 30, 2021 and June 30, 2020 were 34 days and 32 days, respectively. We define DSO as the average of monthly accounts and notes receivable divided by an average day’s net sales. Our Production Days Supply on Hand (“PDSOH”) of inventory measure for the fiscal years ended June 30, 2021 and June 30, 2020 were 65 and 50 days, respectively. While inventory, excluding inventory acquired with Poppin, has declined since last year, there are certain minimum inventory thresholds essential to efficiently serving our customers causing an increase in our inventory days on hand. In addition, the Poppin inventory levels acquired increased our PDSOH by approximately 9 days. We define PDSOH as the average of the monthly net inventory divided by an average day’s cost of sales.
Cash Flows from Investing Activities
During fiscal year 2021, we expended $101.5 million for the Poppin acquisition which is less than the $110.4 million initial cash consideration due to adjustments for cash acquired and cash diverted to escrow for payment of the PPP loan for the benefit of the Poppin equity holders upon the forgiveness of the loan, which occurred in the fourth quarter of fiscal year 2021. During fiscal year 2021 we invested $10.0 million in available-for-sale securities, and $15.3 million matured. During fiscal year 2020, we invested $25.0 million in available-for-sale securities, and $52.9 million matured. While we held no short-term investments as of June 30, 2021, throughout fiscal years 2021 and 2020, our short-term investments included certificates of deposit purchased in the secondary market, U.S. Treasury and federal agency securities, and municipal bonds. During fiscal years 2021 and 2020, we reinvested $19.5 million and $21.1 million, respectively, into capital investments for the future. The current year capital investments were primarily for various manufacturing equipment upgrades to increase automation in production facilities, configuration design software, and facility improvements. The prior year capital investments were primarily for facility improvements such as renovations to our corporate headquarters and various manufacturing equipment upgrades.
Cash Flows from Financing Activities
During fiscal year 2021, we had proceeds from borrowings on our revolving credit facility of $40.0 million which was utilized for the Poppin acquisition. We paid $13.3 million of dividends in fiscal year 2021 compared to paying $12.9 million of dividends in fiscal year 2020. Consistent with our historical dividend policy, our Board of Directors evaluates the appropriate dividend payment on a quarterly basis. We repurchased shares pursuant to a previously announced stock repurchase program, which drove cash outflow of $3.6 million in fiscal year 2021 and $3.0 million in fiscal year 2020. Future debt payments may be paid out of cash flows from operations or from future refinancing of our debt.
Revolving Credit Facility
During fiscal year 2021, we amended our revolving credit facility to increase our maximum borrowing available. The complete agreement was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 4, 2020. As of June 30, 2021 we had a $125 million revolving credit facility with a maturity date of October 2024 that allowed for both issuances of letters of credit and cash borrowings. We also have an option to request an increase of the amount available for borrowing to $200 million, subject to participating banks’ consent. The loans under the Credit Agreement could consist of, at our election, advances in U.S. dollars or advances in any other currency that was agreed to by the lenders. The proceeds are to be used for general corporate purposes including acquisitions. A portion of the revolving credit facility, not to exceed $10 million of the principal amount, was available for the issuance of letters of credit. At June 30, 2021, we had $1.7 million in letters of credit outstanding, which reduced our borrowing capacity on the revolving credit facility. At June 30, 2021 we had $40.0 million in borrowings outstanding, and at June 30, 2020 we had no borrowings outstanding.
The revolving credit facility required us to comply with certain debt covenants, the most significant of which were the adjusted leverage ratio and the interest coverage ratio. The adjusted leverage ratio was defined as (a) consolidated total indebtedness minus unencumbered U.S. cash equivalents in excess of $15,000,000 provided that the maximum subtraction did not exceed $35,000,000 to (b) adjusted consolidated EBITDA, determined as of the end of each of our fiscal quarters for the then most recently ended four fiscal quarters, to not be greater than 3.00 to 1.00. The interest coverage ratio, for any period, of (a) Consolidated EBITDA for such period to (b) cash interest expense for such period, calculated on a consolidated basis in accordance with GAAP for the trailing four quarter period then ending, to not be less than 3.00 to 1.00. We were in compliance with all debt covenants of the revolving credit facility during the twelve-month period ended June 30, 2021.
The table below compares the adjusted leverage ratio and interest coverage ratio with the limits specified in the credit agreement.

	At or For the Period Ended	Limit As Specified in
Covenant	June 30, 2021	Credit Agreement	Excess
Adjusted Leverage Ratio	1.06	3.00	1.94
Interest Coverage Ratio	78.00	3.00	75.00
Future Liquidity
While we expect the impact of COVID-19 will continue to impact our sales levels, we believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our amended revolving credit facility will be sufficient to meet our working capital and other operating needs for at least the next twelve months. Our Board of Directors declared quarterly dividends of $0.09 per share which was paid during our first quarter of fiscal year 2022. Future cash dividends are subject to approval by our Board of Directors and may be adjusted as business needs or market conditions change. We reinstated our share repurchase program during fiscal year 2021 and plan to continue repurchasing shares when conditions are favorable. At June 30, 2021, 2.2 million shares remained available under the repurchase program.

During fiscal year 2022, we expect to invest approximately $25 million in capital expenditures, particularly for construction of a warehouse and projects such as machinery and equipment upgrades and automation. Additionally, we have short-term purchase obligations as of June 30, 2021 of approximately $52 million. Our purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. Purchase obligations include contractual commitments for items such as raw materials, supplies, capital expenditures, services, and software acquisitions/license commitments. As of June 30, 2021, our short-term contractual obligations also included lease liability, short-term debt, and a liability for SERP and severance future payments. Refer to Note 5 - Leases, Note 11 - Long-Term Debt and Revolving Credit Facility and Note 12 - Employee Benefit Plans, respectively, of Notes to Consolidated Financial Statements for details.
Our long-term purchase obligations as of June 30, 2021 are approximately $26 million, and are of a similar nature to the aforementioned purchase obligations. In addition to the purchase obligations, as of June 30, 2021, our long-term contractual obligations also included lease liability, long-term debt, primarily related to our acquisition of Poppin in fiscal year 2021, and a liability for SERP and severance future payments. Refer to Note 5 - Leases, Note 11 - Long-Term Debt and Revolving Credit Facility and Note 12 - Employee Benefit Plans, respectively, of Notes to Consolidated Financial Statements for details. We continuous monitor for potential acquisitions that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability.
Our ability to generate cash from operations to meet our liquidity obligations could be adversely affected in the future by factors such as general economic and market conditions, including reduced revenues from the COVID-19 pandemic, the impact of changes in tariffs, lack of availability of raw material components in the supply chain, lack of availability or cost of manufacturing labor, loss of key contract customers, and other unforeseen circumstances. In particular, should demand for our products decrease significantly over the next 12 months, the available cash provided by operations could be adversely impacted.

Non-GAAP Financial Measures and Other Key Performance Indicators
This Management’s Discussion and Analysis (“MD&A”) contains non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with U.S. GAAP in the statements of income, statements of comprehensive income, balance sheets, statements of cash flows, or statements of shareholders’ equity of the company. The non-GAAP financial measures used within this MD&A include (1) organic net sales, defined as net sales excluding acquisition-related net sales; (2) adjusted operating income, defined as operating income excluding restructuring expenses, CEO transition costs, acquisition-related amortization and inventory valuation adjustments, costs of the acquisition, contingent earn-out (gain) loss, and market value adjustments related to our SERP liability; (3) adjusted operating income percentage, defined as adjusted operating income as a percentage of net sales; (4) adjusted net income, defined as net income excluding restructuring expenses, CEO transition costs, acquisition-related amortization and inventory valuation adjustments, costs of the acquisition, and contingent earn-out (gain) loss; (5) adjusted diluted earnings per share, defined as diluted earnings per share excluding restructuring expenses, CEO transition costs, acquisition-related amortization and inventory valuation adjustments, costs of the acquisition, and contingent earn-out (gain) loss; (6) adjusted EBITDA, defined as earnings before interest, statutory income tax impacts for after-tax measures, depreciation, and amortization and excluding restructuring expenses, CEO transition costs, acquisition-related inventory valuation adjustments, costs of the acquisition, and contingent earn-out (gain) loss; and (7) adjusted EBITDA percentage, defined as adjusted EBITDA as a percentage of net sales. Reconciliations of the reported GAAP numbers to these non-GAAP financial measures are included in the tables below. Management believes it is useful for investors to understand and to be able to meaningfully trend, analyze and benchmark how our core operations performed without market value adjustments related to our SERP liability, without expenses incurred in executing our transformation restructuring plan, without CEO transition costs, and without acquisition-related costs. Many of our internal performance measures that management uses to make certain operating decisions exclude these expenses to enable meaningful trending of core operating metrics. These non-GAAP financial measures should not be viewed as an alternative to the GAAP measures and are presented as supplemental information.

Reconciliation of Non-GAAP Financial Measures and Other Key Performance Indicators
(Amounts in Thousands, Except for Per Share Data)

Organic Net Sales	Fiscal Year Ended
June 30,
2021
Net Sales, as reported	$569,008
Less: Poppin acquisition net sales	24,070
Organic Net Sales	$544,938

Adjusted Operating Income	Fiscal Year Ended
	June 30,
	2021	2020
Operating Income, as reported	$1,521	$54,387
Add: Pre-tax Restructuring Expense	10,727	8,489
Add: Pre-tax Expense Adjustment to SERP Liability	3,324	600
Add: Pre-tax CEO Transition Costs	564	698
Add: Pre-tax Acquisition-related Amortization	3,737	—
Add: Pre-tax Acquisition-related Inventory Valuation Adjustment	536	—
Add: Pre-tax Costs of Acquisition	3,579	—
Subtract: Contingent Earn-Out (Gain) Loss	(11,600)	—
Adjusted Operating Income	$12,388	$64,174
Net Sales	$569,008	$727,859
Adjusted Operating Income %	2.2%	8.8%

Adjusted Net Income	Fiscal Year Ended
	June 30,
	2021	2020
Net Income, as reported	$7,416	$41,054
Pre-tax Restructuring Expense	10,727	8,489
Tax on Restructuring Expense	(2,761)	(2,185)
Add: After-tax Restructuring Expense	7,966	6,304
Pre-tax CEO Transition Costs	564	698
Tax on CEO Transition Costs	(144)	(180)
Add: After-tax CEO Transition Costs	420	518
Pre-tax Acquisition-related Amortization	3,737	—
Tax on Acquisition-related Amortization	(962)	—
Add: After-tax Acquisition-related Amortization	2,775	—
Pre-tax Acquisition-related Inventory Valuation Adjustment	536	—
Tax on Acquisition-related Inventory Valuation Adjustment	(139)	—
Add: After-tax Acquisition-related Inventory Adjustment	397	—
Pre-tax Costs of Acquisition	3,579	—
Tax on Costs of Acquisition	(921)	—
Add: After-tax Costs of Acquisition	2,658	—
Pre-tax Contingent Earn-Out (Gain) Loss	(11,600)	—
Tax on Contingent Earn-Out (Gain) Loss	2,986	—
Subtract: After-tax Contingent Earn-Out (Gain) Loss	(8,614)	—
Adjusted Net Income	$13,018	$47,876

Adjusted Diluted Earnings Per Share	Fiscal Year Ended
	June 30,
	2021	2020
Diluted Earnings Per Share, as reported	$0.20	$1.11
Add: After-tax Restructuring Expense	0.22	0.17
Add: After-tax CEO Transition Costs	0.01	0.01
Add: After-tax Acquisition-related Amortization	0.07	—
Add: After-tax Acquisition-related Inventory Adjustment	0.01	—
Add: After-tax Costs of Acquisition	0.07	—
Subtract: After-tax Contingent Earn-Out (Gain) Loss	(0.23)	—
Adjusted Diluted Earnings Per Share	$0.35	$1.29

Earnings Before Interest, Taxes, Depreciation, and Amortization excluding Restructuring Expense, CEO Transition Costs, Acquisition-related Inventory Valuation Adjustment, Costs of Acquisition, and Contingent Earn-Out (Gain) Loss (“Adjusted EBITDA”)
	Fiscal Year Ended
	June 30,
	2021	2020
Net Income	$7,416	$41,054
Provision (Benefit) for Income Taxes	(2,806)	15,076
Income Before Taxes on Income	4,610	56,130
Interest Expense	453	79
Interest Income	(336)	(1,641)
Depreciation	14,511	15,107
Amortization	6,683	2,402
Restructuring Expense	10,727	8,489
CEO Transition Costs	564	698
Acquisition-related Inventory Valuation Adjustment	536	—
Costs of Acquisition	3,579	—
Contingent Earn-Out (Gain) Loss	(11,600)	—
Adjusted EBITDA	$29,727	$81,264
Net Sales	$569,008	$727,859
Net Income %	1.3%	5.6%
Adjusted EBITDA %	5.2%	11.2%
The order backlog metric is a key performance indicator representing firm orders placed by our customers which have not yet been fulfilled and are expected to be recognized as revenue during future quarters. The timing of shipments can vary, but generally the backlog of orders is expected to ship within a six-month period.
Return on Invested Capital is a key performance indicator calculated as: [(Earnings Before Interest, Taxes, Amortization, Restructuring Expense, CEO Transition Costs, Acquisition-related Inventory Valuation Adjustments, Costs of the Acquisition, and Contingent Earn-out Gain/ Loss) multiplied by (1 minus Effective Tax Rate)] divided by (Total Shareholders’ Equity plus Net Debt). Net Debt is defined as current maturities of long-term debt plus long-term debt less cash, cash equivalents, and short-term investments.
Fair Value
During fiscal year 2021, no financial instruments were affected by a lack of market liquidity. Financial assets classified as level 1 assets were valued using readily available market pricing. For available-for-sale securities classified as level 2 assets, the fair values are determined based on market data which use evaluated pricing models and incorporate available trade, bid, and other market information. We evaluated the inputs used to value the instruments and validated the accuracy of the instrument fair values based on historical evidence. The investment in stock warrants and equity securities without readily determinable fair value of a privately-held company are classified as level 3 financial assets. The stock warrants are accounted for as a derivative instrument valued on a recurring basis considering the pricing of recent purchases or sales of the investment as well as positive and negative qualitative evidence, while the equity securities without readily determinable fair value are accounted for as a cost-method investment which carries the securities at cost, except in the event of impairment. The contingent earn-out liability is classified as a Level 3 financial liability and is valued based on a valuation model that measures the present value of the probable cash payments based upon the forecasted operating performance of the acquisition and a discount rate that captures the risk associated with the liability.
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
Revenue recognition - Revenue is measured as the amount of consideration we expect to receive in exchange for transferring distinct goods or providing services to customers. Our revenue consists substantially of product sales, and is reported net of sales discounts, rebates, incentives, returns, and other allowances offered to customers. We recognize revenue when performance obligations under the terms of contracts with our customers are satisfied, which occurs when control passes to a customer to enable them to direct the use of and obtain benefit from the product. This typically occurs when a customer obtains legal title, obtains the risks and rewards of ownership, has received the goods according to the contractual shipping terms either at the shipping point or destination, and is obligated to pay for the product. Shipping and handling activities are recognized as fulfillment activities and are expensed at the time revenue is recognized. We recognize sales net of applicable sales taxes and similar revenue-based taxes.
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
Inventory - Inventories are stated at the lower of cost or market value. Cost includes material, labor, and applicable manufacturing overhead. Costs associated with underutilization of capacity are expensed as incurred. Inventories were valued using the last-in, first-out (“LIFO”) method for approximately 67% and 93% of consolidated inventories at June 30, 2021 and June 30, 2020, respectively, and the remaining inventories were valued using the first-in, first-out (“FIFO”) method and average cost method. Inventory valued using the LIFO method requires judgement in the determination of appropriate indices used for evaluating price level changes and the application of indices to the various types of inventory within LIFO inventory pools. See Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for further information regarding the LIFO calculation. As of June 30, 2021 and 2020, the LIFO reserve was $18.2 million and $16.2 million, respectively. Inventories recorded on our balance sheets are adjusted for excess and obsolete inventory. For inventory using the LIFO method, excess and obsolete inventory is determined based upon FIFO inventory values, but the LIFO reserve is adjusted to prevent recognizing excessive inventory reserves in total.
Self-insurance reserves - We are self-insured up to certain limits for automobile and general liability, workers’ compensation, and certain employee health benefits such as medical, short-term disability, and dental, with the related liabilities included in the accompanying financial statements. Our policy is to estimate reserves based upon a number of factors, including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information, along with certain assumptions about future events. Changes in assumptions for such matters as a result of increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At June 30, 2021 and June 30, 2020, our accrued liabilities for self-insurance exposure were $3.0 million and $2.7 million, respectively.

Business Combinations, including Contingent Earn-Out Liability - We completed the acquisition of Poppin during the second quarter of fiscal year 2021. The accounting for a business combination requires tangible and intangible assets acquired and liabilities assumed to be recorded at estimated fair value. We valued intangible assets at their estimated fair values at the acquisition date based upon assumptions related to the future cash flows and discount rates utilizing currently available information, and in some cases, valuation results from independent valuation specialists. The use of a discounted cash flow analysis requires significant judgment to estimate the future cash flows derived from the asset and the expected period of time over which those cash flows will occur and to determine an appropriate discount rate.

The acquisition purchase price includes contingent payments if revenue and EBITDA milestones are achieved through June 30, 2024. The fair value at initial measurement was $31.8 million, and as of June 30, 2021, the fair value of the contingent earn-out liability was $20.2 million. We utilized management estimates and consultation with an independent third-party valuation firm to assist in the valuation process. The fair value of the contingent earn-out liability was estimated using the Monte Carlo Simulation methodology, which is a discounted cash flow method. The fair value determination of the contingent earn-out liability required significant estimates and assumptions related to the forecasts of revenue and EBITDA, and the selection of the discount and volatility rates.
Goodwill - Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset fair values resulting from business combinations. Goodwill is assigned to and the fair value is tested at the reporting unit level. Annually, or if conditions indicate an earlier review is necessary, we may assess qualitative factors to determine if it is more likely than not that the fair value is less than its carrying amount. We also have the option to bypass the qualitative assessment and proceed directly to performing the quantitative goodwill impairment test which compares the carrying value of the reporting unit to the reporting unit’s fair value to identify impairment. Using the quantitative test, we determine the fair value of our reporting unit generally using market data, appraised values and discounted cash flow analyses. The use of a discounted cash flow analysis requires significant judgment to estimate the future cash flows derived from the business and the period of time over which those cash flows will occur, as well as to determine an appropriate discount rate. Under the quantitative assessment, if the fair value of the reporting unit is less than the carrying value, goodwill is written down to its fair value. The fair value is established primarily using a discounted cash flow analysis and secondarily a market approach utilizing current industry information. The calculation of the fair value of the reporting unit considers current market conditions existing at the assessment date. During fiscal years 2021 and 2020, no goodwill impairment was recognized. At June 30, 2021 and June 30, 2020, goodwill totaled $82.0 million and $11.2 million, respectively.

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
Interest Rate Risk: We had proceeds from borrowings on our revolving credit facility of $40.0 million which was utilized for the Poppin acquisition. The debt has a variable interest rate. In July 2021, we entered an interest rate swap to hedge the variable rate interest rate of our long-term revolving credit facility debt.
Foreign Exchange Rate Risk: We have minimal foreign currency risk and held no derivative securities to hedge foreign currency risk as of June 30, 2021 and June 30, 2020.
Equity Rate Risk: We hold a total investment of $2.0 million in a privately-held company, consisting of $0.5 million in equity securities without readily determinable fair value and $1.5 million in stock warrants. The fair value of the investment may fluctuate due to events and changes in circumstances, but we have incurred no impairment during fiscal years 2021 or 2020.

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
Management’s assessment of the effectiveness of internal control over financial reporting excluded Poppin, an acquisition completed in December 2020. This acquisition represented 32% and 4% of consolidated total assets and consolidated net sales, respectively, of the Company as of and for the year ended June 30, 2021. Under guidelines established by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their first assessment of internal control over financial reporting within one year of the date of the acquisition.
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
These consolidated financial statements are subject to an evaluation of internal control over financial reporting conducted under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, conducted under the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that our internal control over financial reporting was effective as of June 30, 2021.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting which is included herein.

/s/ KRISTINE L. JUSTER
Kristine L. Juster
Chief Executive Officer
August 31, 2021

/s/ TIMOTHY J. WOLFE
Timothy J. Wolfe
Chief Financial Officer
August 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Kimball International, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kimball International, Inc. and subsidiaries (the “Company”) as of June 30, 2021 and 2020, the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity, for each of the three years in the period ended June 30, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Poppin, Inc., which was acquired on December 9, 2020 and whose financial statements constitute approximately 32% of total assets and 4% of revenues of the financial statement amounts as of and for the year ended June 30, 2021. Accordingly, our audit did not include the internal control over financial reporting at Poppin, Inc.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Inventory – Last-In, First-Out Reserve — Refer to Notes 1 and 8 to the financial statements
Critical Audit Matter Description
The Company recognizes a substantial portion of its inventory using the last-in, first-out (“LIFO”) method. There is judgment inherent in management's determination of the appropriate indices to use for evaluating price level changes relevant to the determination of the LIFO cost of inventory at each period-end. Further, there is inherent complexity in the accounting for the interaction between the determination of the LIFO reserve and other aspects of inventory valuation such as the analysis of excess and obsolete inventories and the evaluation of the lower of cost or market adjustment.
The LIFO reserve is calculated under the inventory price index computation method in which inventory items are grouped by pools and are priced in terms of each pool’s aggregate base year cost. The result is compared with each pool's aggregate base year cost as of the end of the prior year to determine whether the inventory level of each LIFO pool has increased or whether a portion of the inventory has been liquidated. The determination of the pool’s base year costs involves judgement, particularly as it relates to the process of determining the appropriate indices to apply to the various inventory types within the inventory pools. Additionally, there is judgment involved in determining whether the ending LIFO reserve is sufficient to conclude the inventory is valued at the lower of cost or market. As of June 30, 2021, the LIFO reserve was $18.2 million offset against $72.5 million of FIFO inventory, resulting in net inventory of $54.3 million.
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
•We obtained management’s LIFO reserve calculation and performed the following:
◦Evaluated the reconciliation of the gross inventory balances used within the LIFO reserve calculation to the inventory subledger and general ledger.
◦For a sample of individual inventory items, tested the completeness and accuracy of the LIFO reserve calculation by evaluating whether the selected items were included in the LIFO reserve calculation and in the appropriate category based on their assigned index.
◦For a sample of individual inventory items, tested the appropriateness of the assigned index for each selected inventory part by comparing such index category against the nature of the material based on documentary evidence and corroboration with individuals outside of the accounting department.
◦Tested the mathematical accuracy of management’s LIFO pool calculation and the aggregation of the pools to arrive at the final LIFO reserve.
◦Evaluated the Company’s position regarding the adequacy of the excess and obsolete inventory adjustments in comparison to the LIFO reserve in order to record inventory at the lower of cost or market.

Acquisitions – Contingent Earn-Out Liability — Refer to Notes 2 and 14 to the financial statements
Critical Audit Matter Description
The Company completed the acquisition of Poppin, Inc. for $142 million during the second quarter of fiscal year 2021. The acquisition purchase price includes contingent payments if milestones are achieved. The fair value at initial measurement was $31.8 million and as of June 30, 2021, the fair value of the contingent earn-out liability was $20.2 million. Management estimates the fair value of the contingent earn-out liability using the Monte Carlo Simulation methodology, which is a discounted cash flow method. The fair value determination of the contingent earn-out liability required management to make significant estimates and assumptions related to the forecasts of revenue and earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and the selection of the discount rate.
Given the fair value determination of the contingent earn-out liability requires management to make significant estimates and assumptions related to the forecasts of future revenue, future EBITDA, and the selection of the discount rate, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future revenue, future EBITDA and the selection of the discount rate for the contingent earn-out liability included the following, among others:
•We tested the effectiveness of controls over the valuation of the contingent earn-out liability, including management’s controls over forecasts of future revenue, future EBITDA and the selection of the discount rate.
•We assessed the reasonableness of management’s forecasts of future revenue and future EBITDA by comparing the projections to historical results and certain peer companies.
•We evaluated whether the forecasts of future revenue and future EBITDA were consistent with evidence obtained in other areas of the audit.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate by:
◦Testing the source information underlying the determination of the discount rate and testing the mathematical accuracy of the calculation.
◦Developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Indianapolis, Indiana
August 31, 2021
We have served as the Company's auditor since 2002.

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	June 30, 2021	June 30, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$24,336	$91,798
Short-term investments	—	5,294
Receivables, net of allowances of $1,121 and $2,574, respectively	58,708	68,365
Inventories	54,291	49,857
Prepaid expenses and other current assets	22,012	16,869
Assets held for sale	—	215
Total current assets	159,347	232,398
Property and Equipment, net of accumulated depreciation of $191,757 and $193,641, respectively	90,623	92,041
Right-of-use Operating Lease Assets	14,654	16,461
Goodwill	81,962	11,160
Other Intangible Assets, net of accumulated amortization of $41,796 and $40,442, respectively	64,478	13,949
Deferred Tax Assets	16,368	7,485
Other Assets	17,163	12,773
Total Assets	$444,595	$386,267

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$30	$27
Accounts payable	41,537	40,229
Customer deposits	24,438	19,649
Current portion of operating lease liability	6,590	4,886
Dividends payable	3,532	3,454
Accrued expenses	39,115	41,076
Total current liabilities	115,242	109,321
Other Liabilities:
Long-term debt, less current maturities	40,079	109
Long-term earn-out liability	20,190	—
Long-term operating lease liability	12,536	16,610
Other	16,878	15,431
Total other liabilities	89,683	32,150
Shareholders’ Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized: 50,000,000 Shares issued: 188,000 and 193,000, respectively	9	10
Class B - Shares authorized: 100,000,000 Shares issued: 42,835,000 and 42,830,000, respectively	2,142	2,141
Additional paid-in capital	5,298	3,770
Retained earnings	299,034	305,024
Accumulated other comprehensive income	1,980	2,137
Less: Treasury stock, at cost, 6,148,000 shares and 6,110,000 shares, respectively	(68,793)	(68,286)
Total Shareholders’ Equity	239,670	244,796
Total Liabilities and Shareholders’ Equity	$444,595	$386,267
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands, Except for Per Share Data)

	Year Ended June 30
	2021	2020	2019
Net Sales	$569,008	$727,859	$768,070
Cost of Sales	386,580	477,098	513,518
Gross Profit	182,428	250,761	254,552
Selling and Administrative Expenses	181,780	187,885	204,140
Contingent Earn-Out (Gain) Loss	(11,600)	—	—
Restructuring Expense	10,727	8,489	937
Operating Income	1,521	54,387	49,475
Other Income (Expense):
Interest income	336	1,641	1,931
Interest expense	(453)	(79)	(174)
Non-operating income	3,860	932	978
Non-operating expense	(654)	(751)	(540)
Other income (expense), net	3,089	1,743	2,195
Income Before Taxes on Income	4,610	56,130	51,670
Provision (Benefit) for Income Taxes	(2,806)	15,076	12,326
Net Income	$7,416	$41,054	$39,344

Earnings Per Share of Common Stock:
Basic Earnings Per Share	$0.20	$1.11	$1.07
Diluted Earnings Per Share	$0.20	$1.11	$1.06

Class A and B Common Stock:
Average Number of Shares Outstanding - Basic	36,901	36,883	36,842
Average Number of Shares Outstanding - Diluted	37,372	37,037	37,064
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Year Ended June 30, 2021			Year Ended June 30, 2020			Year Ended June 30, 2019
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income			$7,416			$41,054			$39,344
Other comprehensive income (loss):
Available-for-sale securities	$(44)	$12	$(32)	$12	$(3)	$9	$73	$(19)	$54
Postemployment severance actuarial change	258	(66)	192	596	(154)	442	484	(124)	360
Derivative gain (loss)	—	—	—	—	—	—	(11)	2	(9)
Reclassification to (earnings) loss:
Amortization of actuarial change	(427)	110	(317)	(338)	87	(251)	(404)	104	(300)
Derivatives	—	—	—	—	—	—	21	(5)	16
Other comprehensive income (loss)	$(213)	$56	$(157)	$270	$(70)	$200	$163	$(42)	$121
Total comprehensive income			$7,259			$41,254			$39,465

See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Year Ended June 30
	2021	2020	2019
Cash Flows From Operating Activities:
Net income	$7,416	$41,054	$39,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,511	15,107	14,803
Amortization	6,683	2,402	1,777
Loss (Gain) on sales of assets	(80)	81	(1,117)
Restructuring and asset impairment charges	2,998	4,493	—
Deferred income tax and other deferred charges	(3,019)	1,206	(3,807)
Stock-based compensation	5,676	4,919	6,617
Change in long-term earn-out liability	(11,600)	—	—
Other, net	(1,427)	3,096	(1,456)
Change in operating assets and liabilities:
Receivables	12,717	(5,247)	(338)
Inventories	11,185	(3,045)	(4,505)
Prepaid expenses and other current assets	(3,503)	(3,105)	4,894
Accounts payable	(6,643)	(8,341)	(1,298)
Customer deposits	2,744	(4,962)	2,480
Accrued expenses	(10,364)	(17,860)	7,573
Net cash provided by operating activities	27,294	29,798	64,967
Cash Flows From Investing Activities:
Capital expenditures	(14,490)	(17,551)	(19,693)
Proceeds from sales of assets	821	84	1,291
Cash paid for acquisitions	(101,478)	—	(4,288)
Purchases of capitalized software	(5,044)	(3,525)	(1,278)
Purchases of available-for-sale securities	(10,000)	(24,977)	(40,778)
Maturities of available-for-sale securities	15,250	52,884	42,406
Other, net	(1,043)	(774)	154
Net cash provided by (used for) investing activities	(115,984)	6,141	(22,186)
Cash Flows From Financing Activities:
Repayments of long-term debt	(27)	(25)	(23)
Proceeds from long-term debt	40,000	—	—
Dividends paid to shareholders	(13,285)	(12,921)	(11,435)
Repurchases of Common Stock	(3,553)	(3,004)	(9,132)
Repurchase of employee shares for tax withholding	(1,162)	(1,382)	(1,675)
Net cash provided by (used for) financing activities	21,973	(17,332)	(22,265)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash (1)	(66,717)	18,607	20,516
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year (1)	92,444	73,837	53,321
Cash, Cash Equivalents, and Restricted Cash at End of Year (1)	$25,727	$92,444	$73,837
Supplemental Disclosure of Cash Flow Information
Non-cash items:
Initial contingent earn-out liability for Poppin, Inc. acquisition	$31,790	$—	$—
(1)The following table reconciles cash and cash equivalents in the balance sheets to cash, cash equivalents, and restricted cash per the statements of cash flows. The restricted cash included in other assets on the balance sheet represents amounts pledged as collateral for a long-term financing arrangement as contractually required by a lender. The restriction will lapse when the related long-term debt is paid off. Restricted cash also included customer deposits held due to a foreign entity being classified as a restricted entity by a government agency subsequent to our receipt of the deposit and beginning in fiscal year 2021 cash held in escrow for letters of credit that Poppin, Inc. obtained prior to its acquisition.

(Amounts in Thousands)	June 30, 2021	June 30, 2020	June 30, 2019	June 30, 2018
Cash and Cash Equivalents	$24,336	$91,798	$73,196	$52,663
Restricted Cash Included in Other Assets	1,391	646	641	658
Total Cash, Cash Equivalents, and Restricted Cash at End of Year	$25,727	$92,444	$73,837	$53,321
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in Thousands, Except for Share and Per Share Data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Class A	Class B
Amounts at June 30, 2018	$13	$2,138	$1,881	$249,945	$1,816	$(62,769)	$193,024
Net income				39,344			39,344
Other comprehensive income (loss)					121		121
Issuance of non-restricted stock (42,000 shares)			(563)			552	(11)
Conversion of Class A to Class B common stock (13,000 shares)	(1)	1					—
Compensation expense related to stock incentive plans			6,617				6,617
Performance share issuance (81,000 shares)			(1,717)			1,061	(656)
Restricted share units issuance (106,000 shares)			(2,125)			1,379	(746)
Relative total shareholder return performance units issuance (27,000 shares)			(523)			350	(173)
Repurchase of Common Stock (567,000 shares)						(9,132)	(9,132)
Dividends declared ($0.32 per share)				(11,898)			(11,898)
Amounts at June 30, 2019	$12	$2,139	$3,570	$277,391	$1,937	$(68,559)	$216,490
Net income				41,054			41,054
Other comprehensive income (loss)					200		200
Issuance of non-restricted stock (34,000 shares)			(440)			440	—
Conversion of Class A to Class B common stock (58,000 shares)	(2)	2	(21)			21	—
Compensation expense related to stock incentive plans			5,454				5,454
Performance share issuance (67,000 shares)			(1,391)			879	(512)
Restricted share units issuance (99,000 shares)			(1,768)			1,313	(455)
Relative total shareholder return performance units issuance (48,000 shares)			(954)			624	(330)
Reclassification of equity-classified awards			(680)				(680)
Repurchase of Common Stock (146,000 shares)						(3,004)	(3,004)
Dividends declared ($0.36 per share)				(13,421)			(13,421)
Amounts at June 30, 2020	$10	$2,141	$3,770	$305,024	$2,137	$(68,286)	$244,796
Net income				7,416			7,416
Other comprehensive income (loss)					(157)		(157)
Issuance of non-restricted stock (45,000 shares)			(617)			594	(23)
Conversion of Class A to Class B common stock (5,000 shares)	(1)	1					—
Compensation expense related to stock incentive plans			5,676				5,676
Restricted share units issuance (163,000 shares)			(2,945)			2,140	(805)
Relative total shareholder return performance units issuance (32,000 shares)			(586)			430	(156)
Cumulative effect of change in accounting principle				134			134
Repurchase of Common Stock (278,000 shares)						(3,671)	(3,671)
Dividends declared ($0.36 per share)				(13,540)			(13,540)
Amounts at June 30, 2021	$9	$2,142	$5,298	$299,034	$1,980	$(68,793)	$239,670
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Summary of Significant Accounting Policies
Principles of Consolidation: The consolidated financial statements include the accounts of all subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation.
Operating Segments: Our operating segments are aligned with our four business units: Workplace, Health, Hospitality, and eBusiness. Our portfolio of furniture products and services are sold across all business units under our family of brands: Kimball, National, Etc., Interwoven, Kimball Hospitality, D’Style, and Poppin. Our four operating segments aggregate into one reportable segment as they share similar long-term economic characteristics, use similar production and distribution processes, and sell to similar types of customers.
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
Short-Term Investments: Short-term investments consist of certificates of deposit purchased in the secondary market. Secondary market certificates of deposit are classified as investment securities, being purchased in the secondary market through a broker and available to be sold in the secondary market. Our investment policy dictates that certificates of deposit must be FDIC insured. Unrealized losses on available-for-sale securities are recognized in earnings when there is intent to sell or it is likely to be required to sell before recovery of the loss, or when the available-for-sale securities have incurred a credit loss. Otherwise, unrealized gains and losses are recorded net of the tax-related effect as a component of Shareholders’ Equity.
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
Inventories: Inventories are stated at the lower of cost or market value. Cost includes material, labor, and applicable manufacturing overhead. Costs associated with underutilization of capacity are expensed as incurred. Inventory cost was determined using the last-in, first-out (“LIFO”) method for approximately 67% and 93% of consolidated inventories at June 30, 2021 and June 30, 2020, respectively. The remaining inventories were valued using the first-in, first-out (“FIFO”) method and average cost method.
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
Inventories are adjusted for excess and obsolete inventory. Evaluation of excess inventory includes such factors as anticipated usage, inventory turnover, inventory levels, and product demand levels. Factors considered when evaluating obsolescence include the age of on-hand inventory and reduction in value due to damage, use as showroom samples, design changes, or cessation of product lines. For inventory valued using the LIFO method, excess and obsolete inventory is determined based upon FIFO inventory values, but the LIFO reserve is adjusted to prevent recognizing excessive inventory reserves in total.
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
Business Combinations: The purchase price of an acquired company is allocated between tangible and intangible assets acquired and liabilities assumed from the acquired business based on their estimated fair values, with the residual of the purchase price recorded as goodwill. The results of operations of the acquired business are included in our operating results from the day of acquisition. Any contingent earn-out liability is assessed quarterly and is recorded at fair value as of the reporting date.
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

During the quarter ended June 30, 2020, as a result of a deterioration of our industry conditions and a decline in our forecasted revenues driven by the COVID-19 pandemic, we quantitatively tested our goodwill for impairment, and concluded no impairment of goodwill. The fair value is established primarily using a discounted cash flow analysis and secondarily a market approach utilizing current industry information. The calculation of the fair value of the reporting unit considers current market conditions existing at the assessment date. During fiscal years 2021 and 2019, no goodwill impairment was recognized.
During fiscal year 2021, we recorded $70.8 million in goodwill from the acquisition of Poppin, Inc.
Other Intangible Assets reported on the Consolidated Balance Sheets consist of capitalized software, acquired technology, customer relationships, trade names, non-compete agreements and patents and trademarks. Intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. During the quarter ended June 30, 2020, as a result of a deterioration of our industry conditions and a decline in our forecasted revenues driven by the COVID-19 pandemic, we assessed our customer relationship intangible assets for impairment, and concluded no impairment. A summary of intangible assets subject to amortization is as follows:

	June 30, 2021			June 30, 2020
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$43,200	$34,058	$9,142	$43,671	$37,566	$6,105
Acquired Technology	7,000	559	6,441	—	—	—
Customer Relationships	19,050	3,936	15,114	7,050	1,871	5,179
Trade Names	36,570	3,154	33,416	3,570	952	2,618
Non-Compete Agreements	100	73	27	100	53	47
Patents and Trademarks	354	16	338	—	—	—
Other Intangible Assets	$106,274	$41,796	$64,478	$54,391	$40,442	$13,949
During fiscal years 2021, 2020, and 2019, amortization expense of other intangible assets was, in thousands, $6,683, $2,402, and $1,777, respectively. Amortization expense in future periods is expected to be, in thousands, $9,438, $8,604, $7,999, $7,762, and $7,408 in the five years ending June 30, 2026, and $23,267 thereafter. The estimated useful life of capitalized software ranges from 2 to 10 years. The estimated useful life of acquired technology is 7 years. The amortization period for customer relationship intangible assets is 10 years to 20 years. The estimated useful life of trade names is 10 years. The estimated useful life of non-compete agreements is 5 years. The estimated useful life of patents is 14 years and the estimated useful life of trademarks is 15 years.
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
Research and Development: The costs of research and development are expensed as incurred. Research and development costs were approximately, in millions, $10, $5, and $6 in fiscal years 2021, 2020, and 2019, respectively.
Advertising: Advertising costs are expensed as incurred. Advertising costs, included in selling and administrative expenses were, in millions, $4.9, $4.1, and $4.9, in fiscal years 2021, 2020, and 2019, respectively.
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
Income Taxes: Deferred income taxes are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The deferred taxes are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. We evaluate the recoverability of deferred tax assets each quarter by assessing the likelihood of future taxable income and available tax planning strategies that could be implemented to realize our deferred tax assets. If recovery is not likely, we provide a valuation allowance based on our best estimate of future taxable income in the various taxing jurisdictions and the amount of deferred taxes ultimately realizable. Future events could change management’s assessment. We classify net deferred tax assets and liabilities as non-current assets in our consolidated balance sheets.
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
Concentrations of Credit Risk: Certain business and credit risks are inherent in our business. We currently have notes receivable from independent dealership financing and other miscellaneous notes receivable. At June 30, 2021 and 2020, $1.0 million and $1.3 million, respectively, were outstanding under the notes receivable.
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
Derivative Instruments and Hedging Activities: Derivative financial instruments are recognized on the balance sheet as assets and liabilities and are measured at fair value. Changes in the fair value of derivatives are recorded each period in earnings or accumulated other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction, and if it is, the type of hedge transaction. Hedge accounting is utilized when a derivative is expected to be highly effective upon execution and continues to be highly effective over the duration of the hedge transaction. Hedge accounting permits gains and losses on derivative instruments to be deferred in accumulated other comprehensive income and subsequently included in earnings in the periods in which earnings are affected by the hedged item, or when the derivative is determined to be ineffective. We have used derivatives primarily for forward purchases of foreign currency to manage exposure to the variability of cash flows, primarily related to the foreign exchange rate risks inherent in forecasted transactions denominated in foreign currency and interest rate risk inherent in the variable rate of our revolving credit facility.
We also hold an investment in stock warrants which is accounted for as a derivative instrument and is included in the Other Assets line of the Consolidated Balance Sheets. See Note 15 - Derivative Instruments of Notes to Consolidated Financial Statements for more information on derivative instruments and hedging activities.

Stock-Based Compensation: As described in Note 13 - Stock Compensation Plans of Notes to Consolidated Financial Statements, we maintain a stock-based compensation plan which allows for the issuance of stock unit awards, restricted stock awards, stock options, stock appreciation rights, and other stock-based awards, each of which may include performance-based conditions, to certain employees, non-employee directors, consultants, and advisors. We recognize the cost resulting from share-based payment transactions using a fair-value-based method. The estimated fair value of restricted share units is based on the stock price at the date of the grant. The estimated fair value of outstanding relative total shareholder return performance units (“RTSR”) is based on the grant date fair value of RTSR awards using a Monte Carlo simulation which includes estimating the movement of stock prices and the effects of volatility, interest rates, and dividends. Stock-based compensation expense is recognized for the portion of the awards that are ultimately expected to vest. Forfeitures are recognized as they occur.
Recently Adopted Accounting Pronouncements:
In January 2021, the Financial Accounting Standards Board (“FASB”) issued guidance that refines the application of Topic 848 - Reference Rate Reform. The reference rate reform guidance was originally issued in March 2020 and temporarily eased the potential burden in accounting for reference rate reform primarily resulting from the discontinuance of the London Interbank Offered Rate (“LIBOR”). The original guidance provided optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met, and applies prospectively to contract modifications that reference LIBOR beginning March 12, 2020 through December 31, 2022. The January 2021 update clarifies the FASB’s guidance as part of the ongoing monitoring of global reference rate reform. Entities are permitted to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, computing variation margin settlements and calculating price alignment interest in connection with reference rate reform activities under way in global financial markets. The guidance was effective immediately upon issuance and we adopted the guidance prospectively during our fourth quarter of fiscal year 2021. Our current debt agreement and our derivative agreement executed in July 2021 include language that addresses the transition from LIBOR to an alternative reference rate. We are electing the optional expedients in the guidance to preserve hedge accounting relationships. The adoption of this guidance did not have a material impact on our consolidated financial statements.
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
In June 2016, the FASB issued guidance on the measurement of credit losses on financial instruments. Under the guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The guidance is also intended to reduce the complexity by decreasing the number of credit impairment models that entities use to account for debt instruments. In May 2019, the FASB amended the new standard to allow entities to elect the fair value option on certain financial instruments that were previously recorded at amortized cost. In November 2019, the FASB amended the new standard to extend the disclosure relief for accrued interest receivable balances to additional relevant disclosures involving amortized cost basis. The guidance was adopted during our first quarter of fiscal year 2021 and did not have a material effect on our consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted:
We evaluate all accounting pronouncements issued by the FASB for consideration of their applicability to our consolidated financial statements. We have assessed all accounting pronouncements that were recently issued, but not yet adopted and concluded that those not disclosed are either not applicable to us or are not expected to have a material effect on our consolidated financial statements.

Note 2 Acquisition
On December 9, 2020, we acquired Poppin, Inc. (“Poppin”), a tech-enabled, market-leading B2B commercial furniture design company headquartered in New York City, New York. Poppin designs commercial-grade furniture that is made to mix, match, and scale in today’s modern office and work-from-home environments. The acquisition purchase price totaled $110.4 million in initial cash consideration plus additional contingent payments, if all remaining milestones are achieved, of $65.0 million based on revenue and profitability milestones achieved through June 30, 2024. As of the acquisition date the fair value of the contingent earn-out was $31.8 million. During the fourth quarter of fiscal year 2021 the fair value of the contingent earn-out liability decreased to $20.2 million.
A summary of the preliminary purchase price allocation is as follows:

Purchase Price Allocation
(Amounts in Thousands)
Cash	$5,768
Receivables	2,814
Inventories	15,718
Other current assets	700
Net property and equipment	975
Other intangible assets	52,394
Goodwill	70,801
Right-of-use operating lease assets	5,103
Other long-term assets	4,161
Deferred tax assets	5,836
Total Assets	$164,270

Current maturities of long-term debt	1,252
Accounts payable	7,715
Customer deposits	2,045
Current portion of operating lease liability	1,937
Accrued expenses	5,260
Long-term debt, less current maturities	1,252
Long-term operating lease liability	2,565
Other long-term liabilities	80
Total Liabilities	$22,106
Net Assets	$142,164

Consideration
(Amounts in Thousands)
Cash	$110,374
Contingent earn-out — fair value at acquisition date	31,790
Fair value of total consideration	$142,164
Less: Acquired cash	5,768
Total consideration less acquired cash	$136,396

The operating results of this acquisition are included in our consolidated financial statements beginning on December 9, 2020. For the fiscal year ended June 30, 2021, net sales and net loss related to Poppin were $24.1 million and $9.1 million, respectively. The aforementioned net loss includes amortization on acquired intangibles and excludes earn-out adjustments related to operating performance after the acquisition date. Direct costs of the acquisition during the fiscal year ended June 30,

2021 were $3.6 million which was expensed as incurred and included on the Selling and Administrative Expenses line of our Consolidated Statements of Income. The goodwill is not deductible for tax purposes. Goodwill is primarily attributable to the anticipated supply chain and revenue synergies including cross selling initiatives expected from the operations of the combined company. See Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for more information on goodwill and other intangible assets. The purchase price allocation is provisional pending final valuations and purchase accounting adjustments such as pre-acquisition liabilities, which were not final as of June 30, 2021. We utilized management estimates and consultation with an independent third-party valuation firm to assist in the valuation process.
The following summarizes goodwill activity related to the acquisition:

Goodwill
(Amounts in Thousands)
Goodwill - June 30, 2020	$—
Goodwill - at acquisition date	71,798
Adjustments to purchase price allocation	(997)
Goodwill - June 30, 2021	$70,801
Pro Forma Information
The following unaudited pro forma financial information summarizes the combined results of operations for Kimball International, Inc. and Poppin, Inc. as if the companies were combined as of the beginning of fiscal year 2020:

	(unaudited)
	Year Ended
	June 30
(Amounts in Thousands, Except Per Share Data)	2021	2020
Net Sales	$589,157	$801,492
Net Income	4,210	28,165
Diluted Earnings Per Share of Common Stock	$0.12	$0.76
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
Note 3   Restructuring
During fiscal years 2021, 2020 and 2019, we recognized $10.7 million, $8.5 million and $0.9 million, respectively of pre-tax restructuring expense.
We utilized available market prices and management estimates to determine the fair value of impaired fixed assets. Restructuring is included in the Restructuring Expense line item on our Consolidated Statements of Income.
Transformation Restructuring Plan Phase 1:
In June 2019, we announced a transformation restructuring plan to optimize resources for future growth, improve efficiency, and build capabilities across our organization. We believe phase 1 of our transformation restructuring plan has established a more cost-efficient structure to better align our operations with our long-term strategic goals. Phase 1 of our transformation restructuring plan is substantially complete as of June 30, 2021. The transformation restructuring plan included the following:
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

•Kimball brand selling resources were reallocated to higher-growth markets. We also ceased use of four leased furniture showrooms across our brands during the first quarter of fiscal year 2020 and recognized impairment of the lease and associated leasehold improvements, and recognized subsequent impairment due to degradation of sublease assumptions resulting from the current economic environment.
A summary of the charges recorded in connection with phase 1 of the transformation restructuring plan is as follows:

	Year Ended			Charges Incurred to Date
(Amounts in Thousands)	June 30, 2021	June 30, 2020	June 30, 2019
Cash-related restructuring charges:
Severance and other employee related costs	$62	$2,159	$663	$2,884
Facility exit costs and other cash charges	998	1,837	203	3,038
Total cash-related restructuring charges	$1,060	$3,996	$866	$5,922
Non-cash charges:
Transition stock compensation	—	654	71	725
Impairment of assets	770	3,690	—	4,460
Other non-cash charges	72	149	—	221
Total non-cash charges	$842	$4,493	$71	$5,406
Total charges	$1,902	$8,489	$937	$11,328

A summary of the current period activity in accrued restructuring related to phase 1 of the transformation restructuring plan is as follows:

(Amounts in Thousands)	Severance and other employee related costs	Other costs	Total
Balance at June 30, 2019	$619	$203	$822
Additions charged to expense	2,716	444	3,160
Cash payments charged against reserve	(2,792)	(582)	(3,374)
Non-cash adjustments	(376)	—	(376)
Balance at June 30, 2020	$167	$65	$232
Additions charged to expense	62	—	62
Cash payments charged against reserve	(229)	(60)	(289)
Non-cash adjustments	—	(5)	(5)
Balance at June 30, 2021	$—	$—	$—
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

•In the third quarter of fiscal 2021, we offered two voluntary retirement incentive programs to eligible employees. Employees electing to participate were paid special termination benefits, including a severance benefit and cash payment that may be used to pay for a period of healthcare coverage or for any other purpose.
•Starting in fiscal year 2022, many of our showrooms will feature multiple brands thus eliminating the need for more than one showroom in the same city. Showroom locations are being reviewed and select leased showroom locations will be closed.
Phase 2 of the transformation restructuring plan began in the first quarter of our fiscal year 2021, and we expect a substantial majority of the underlying activities of these aforementioned actions to be completed by the end of fiscal year 2023.
In addition to the savings already generated from phase 1 of the transformation restructuring plan, the efforts of the phase 2 transformation restructuring plan are expected to generate annualized pre-tax savings of approximately $16.0 million when it is fully implemented. We currently estimate the phase 2 transformation restructuring plan will incur total pre-tax restructuring charges of approximately $16.0 million to $18.0 million, with approximately $6.0 million expected to be recorded in fiscal year 2022, and approximately $2.0 million thereafter. The restructuring charges are expected to consist of approximately $5.0 million to $5.5 million for severance and other employee-related costs, $5.0 million to $6.0 million for facility costs, and $6.0 million to $6.5 million for lease and other asset impairment. Approximately 65% of the total cost estimate is expected to be cash expense.
A summary of the charges recorded in connection with phase 2 of the transformation restructuring plan is as follows:

Year Ended
(Amounts in Thousands)	June 30, 2021
Cash-related restructuring charges:
Severance and other employee related costs	$5,082
Facility exit costs and other cash charges	1,587
Total cash-related restructuring charges	$6,669
Non-cash charges:
Impairment of assets and accelerated depreciation	2,156
Total charges	$8,825
A summary of the current period activity in accrued restructuring related to phase 2 of the transformation restructuring plan is as follows:

(Amounts in Thousands)	Severance and other employee related costs
Balance at June 30, 2020	$—
Additions charged to expense	5,716
Cash payments charged against reserve	(3,696)
Non-cash adjustments	(634)
Balance at June 30, 2021	$1,386

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
Disaggregation of Revenue
The following table provides information about revenue by operating segment:

	Year Ended
	June 30
(Amounts in Millions)	2021	2020	2019
Workplace	$330.0	$435.4	$462.7
Health	97.3	108.9	110.4
Hospitality	117.4	183.6	195.0
eBusiness	24.3	—	—
Total Net Sales	$569.0	$727.9	$768.1
We report revenue under a single aggregated reportable segment consisting of four operating segments which have similar products and services in nature, utilize similar production and distribution processes, and share similar long-term economic characteristics.
Contract Balances
Receivables in the Consolidated Balance Sheets represent the amount of consideration to which we are entitled in exchange for the goods or services sold to our customers, net of allowances for doubtful accounts. Receivables are recorded when the right to consideration from the customer becomes unconditional, which is generally upon billing or upon satisfaction of a performance obligation, whichever is earlier. For the years ended June 30, 2021, June 30, 2020, and June 30, 2019, impairment losses on doubtful accounts receivable were $0.5 million, $1.4 million, and $0.5 million, respectively.
We also receive deposits from certain customers before revenue is recognized, resulting in the recognition of a contract liability reported as Customer Deposits in the Consolidated Balance Sheets. Changes in the customer deposits during fiscal years 2021 and 2020 were as follows:

(Amounts in Millions)	2021	2020
Balance at the beginning of the year	$19.6	$24.6
Customer deposits acquired in Poppin acquisition	2.0	—
Increases due to deposits received, net of other adjustments	82.3	105.4
Revenue recognized	(79.5)	(110.4)
Balance at the end of the year	$24.4	$19.6
Customer deposits are typically utilized within a year of the receipt of the deposit. The amount of revenue recognized during the year ended June 30, 2021 that was included in the June 30, 2020 customer deposit balance was $18.9 million. The amount of revenue recognized during the year ended June 30, 2020 that was included in the June 30, 2019 customer deposit balance was $24.6 million.
Additionally, funds paid to certain independent dealers in exchange for their multi-year commitment to market and sell our products represent costs of obtaining contracts. These incremental costs of obtaining contracts are capitalized to the extent we expect to recover them, and were not material as of June 30, 2021 and June 30, 2020. The amortization of the capitalized costs, recognized in Selling and Administrative Expenses, was $0.1 million, $0.2 million, and $0.4 million for the years ended June 30, 2021, 2020, and 2019, respectively.
Significant Judgments
We use significant judgment in estimating the reduction in net sales driven by customer rebate and incentive programs. Judgments primarily include an estimate of the most likely sales levels to be achieved and the corresponding rebate and incentive amounts expected to be earned by dealers and salespersons. In the years ended June 30, 2021, 2020, and 2019, we had an immaterial amount of adjustments to estimates for cumulative growth rebates and incentives that related to the preceding fiscal years. We also use judgment in estimating a reserve for returns and allowances recorded at the time of the sale, resulting in a reduction of revenue, based on estimated product returns and price concessions.
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
Note 5 Leases
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
Lease liabilities are recognized at the lease commencement date based upon the present value of the remaining lease payments. Right-of-use assets are based on the lease liability adjusted for prepaid rent, deferred rent, and tenant allowances received. Lease liabilities are amortized based upon the effective interest method, while right-of-use assets are amortized based upon the straight line expense less interest on the lease liability. Lease expense for lease payments is recognized on a straight-line basis over the lease term, except for impaired leases for which the lease expense is recognized on a declining basis over the remaining lease term.

The components of our lease expenses are as follows:

	Year Ended	Year Ended
(Amounts in Millions)	June 30, 2021	June 30, 2020
Operating lease expense	$4.5	$3.4
Variable lease expense	3.5	2.5
Total lease expense	$8.0	$5.9
Right-of-use assets for operating leases are tested for impairment in the same manner as long-lived assets used in operations as explained in Note 14 - Fair Value of Notes to Consolidated Financial Statements. During fiscal year 2021 and fiscal year 2020 we recorded $0.8 million and $3.7 million, respectively, of right-of-use asset and associated leasehold improvement impairments. The impairments resulted primarily from ceasing use of four furniture showrooms and furniture showroom sublease assumption modifications due to the degradation of the leasing environment driven by the COVID-19 pandemic. The impairment expenses are included in the Restructuring Expense line item on our Consolidated Statements of Income.
Supplemental cash flow and other information related to leases are as follows:

	Year Ended	Year Ended
(Amounts in Millions)	June 30, 2021	June 30, 2020
Cash flow information:
Operating lease payments impacting lease liability	$5.9	$4.8
Non-cash impact of obtaining new right-of-use assets	$0.1	$2.6

	As of	As of
	June 30, 2021	June 30, 2020
Other information:
Weighted-average remaining term (in years)	4.3	5.7
Weighted-average discount rate	4.6%	4.7%
The following table summarizes the future minimum lease payments as of June 30, 2021:

Fiscal Year Ended
(Amounts in Millions)	June 30 (1)
2022	$6.6
2023	5.6
2024	3.4
2025	2.7
2026	1.7
Thereafter	0.9
Total lease payments	$20.9
Less interest	1.8
Present value of lease liabilities	$19.1
(1) Lease payments include options to extend lease terms that are reasonably certain of being exercised. The payments exclude legally binding minimum lease payments for leases signed but not yet commenced. At June 30, 2021, we have an additional operating lease that has not yet commenced for which we will record both a right-of-use asset and lease liability of $0.8 million. The lease is expected to commence in our first quarter of fiscal year 2022 with a lease term of approximately five and a half years.
Note 6    Earnings Per Share
Basic earnings per share are based on the weighted average number of shares outstanding during the period. Diluted earnings per share are based on the weighted average number of shares outstanding plus the assumed issuance of common shares for all potentially dilutive securities.

	Year Ended June 30
(Amounts in Thousands, Except for Per Share Data)	2021	2020	2019
Net Income	$7,416	$41,054	$39,344

Average Shares Outstanding for Basic EPS Calculation	36,901	36,883	36,842
Dilutive Effect of Average Outstanding Compensation Awards	471	154	222
Average Shares Outstanding for Diluted EPS Calculation	37,372	37,037	37,064

Basic Earnings Per Share	$0.20	$1.11	$1.07
Diluted Earnings Per Share	$0.20	$1.11	$1.06
Note 7    Income Taxes
Kimball International, or one of its wholly-owned subsidiaries, files U.S. federal income tax returns and income tax returns in various state and local jurisdictions. Our provision (benefit) for income taxes is composed of the following items:

	Year Ended June 30
(Amounts in Thousands)	2021	2020	2019
Currently Payable:
Federal	$(269)	$9,890	$13,458
State	510	4,019	2,677
Total current	$241	$13,909	$16,135
Deferred Taxes:
Federal	$(1,293)	$1,979	$(3,270)
State	(1,754)	(812)	(539)
Total deferred	$(3,047)	$1,167	$(3,809)
Total provision (benefit) for income taxes	$(2,806)	$15,076	$12,326
A reconciliation of the statutory U.S. income tax rate to Kimball International’s effective income tax rate follows:

	Year Ended June 30
	2021		2020		2019
(Amounts in Thousands)	Amount	%	Amount	%	Amount	%
Tax provision computed at U.S. federal statutory rate	$968	21.0%	$11,787	21.0%	$10,851	21.0%
State income taxes, net of federal income tax benefit	(433)	(9.4)	2,533	4.5	1,689	3.3
Change in fair value of contingent earn-out liability	(2,840)	(61.6)	—	—	—	—
Research credit	(600)	(13.0)	(430)	(0.8)	(300)	(0.6)
Other - net	99	2.1	1,186	2.2	86	0.2
Total provision (benefit) for income taxes	$(2,806)	(60.9%)	$15,076	26.9%	$12,326	23.9%
Net cash payments for income taxes were, in thousands, $7,187, $11,114, and $10,225 in fiscal years 2021, 2020, and 2019, respectively.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets associated with net operating losses of, in thousands, $4,819 can be carried forward indefinitely and $17,116 expire from fiscal year 2022 to 2041. Deferred tax assets associated with tax credit carryforwards of, in thousands, $4,974, expire from fiscal year 2025 to 2041. Valuation allowances were provided as of June 30, 2021 for deferred tax assets relating to state net operating losses of, in thousands, $2,590, and foreign tax credits of, in thousands, $705, that we currently believe are more likely than not to remain unrealized in the future. In all periods presented, the change in the valuation allowance is reported as a component of income tax expense.
During fiscal year 2021, we acquired U.S. federal net operating losses (“NOLs”) with a tax benefit of approximately $16.2 million in connection with the Poppin, Inc. acquisition, all of which are available to offset future taxable income during the carryforward periods based on limitations under Section 382 of the Internal Revenue Code of 1986, as amended. We also acquired state NOLs with a tax benefit of approximately $3.5 million in connection with the Poppin, Inc. acquisition, of which an estimated $2.1 million are available to offset future taxable income during the carryforward periods. We provided a full valuation allowance against the available state NOLs, as we do not have sufficient positive evidence at this time to conclude that Poppin, Inc. will be able to utilize the NOL carryforwards in the states where the losses were generated, considering state limitations on the utilization of NOLs.
The components of the deferred tax assets and liabilities as of June 30, 2021 and 2020, were as follows:

(Amounts in Thousands)	2021	2020
Deferred Tax Assets:
Receivables	$665	$892
Inventory	3,242	421
Employee benefits	246	247
Deferred compensation	5,402	6,678
Other current liabilities	459	492
Warranty reserve	736	821
Tax credit carryforwards	4,974	3,018
Restructuring	670	60
Net operating loss carryforward	21,935	1,713
Miscellaneous	4,014	3,167
Valuation Allowance	(3,295)	(1,113)
Total asset	$39,048	$16,396
Deferred Tax Liabilities:
Property and equipment	$7,833	$7,067
Intangible assets	12,423	—
Goodwill	493	—
Miscellaneous	1,931	1,844
Total liability	$22,680	$8,911
Net Deferred Tax Assets	$16,368	$7,485

Changes in the unrecognized tax benefit, excluding accrued interest and penalties, during fiscal years 2021, 2020, and 2019 were as follows:

(Amounts in Thousands)	2021	2020	2019
Beginning balance - July 1	$798	$753	$989
Tax positions related to prior fiscal years:
Additions	24	74	80
Reductions	—	—	(222)
Tax positions related to current fiscal year:
Additions	—	—	—
Reductions	—	—	—
Settlements	—	—	—
Lapses in statute of limitations	(10)	(29)	(94)
Ending balance - June 30	$812	$798	$753
Portion that, if recognized, would reduce tax expense and effective tax rate	$686	$676	$643
Amounts accrued for interest and penalties were as follows:

	As of June 30
(Amounts in Thousands)	2021	2020	2019
Accrued Interest and Penalties:
Interest	$175	$156	$90
Penalties	$143	$137	$101
Interest and penalties expense (income) recognized for fiscal years 2021, 2020, and 2019 were, in thousands, $25, $102, and $23, respectively.
We are no longer subject to any significant U.S. federal tax examinations by tax authorities for years before fiscal year 2018, and to various state and local income tax examinations by tax authorities for years before 2017. We do not expect the change in the amount of unrecognized tax benefits in the next 12 months to have a significant impact on our results of operations or financial position.
We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. No provision was made for income taxes that may result from future remittances of the undistributed earnings of foreign subsidiaries that are determined to be indefinitely reinvested, which was $1.8 million on June 30, 2021. Future remittances of these undistributed earnings of foreign subsidiaries are not subject to U.S. income tax or foreign withholding taxes in the foreign country where the foreign subsidiaries operate.
Note 8    Inventories
Inventories are stated at the lower of cost or market value. Inventories are valued using the last-in, first-out (“LIFO”) method for approximately 67% and 93% of consolidated inventories at June 30, 2021 and June 30, 2020, respectively. The percentage of inventory subject to LIFO at the end of fiscal year 2021 decreased as a result of the addition of Poppin inventory, which is accounted for using the average cost method. The remaining inventories are valued using the first-in, first-out (“FIFO”) method and average cost method.
Had non-LIFO methods been used for all inventories, pre-tax income would have been $2.1 million higher in fiscal year 2021, $0.1 million lower in fiscal year 2020, and $1.5 million higher in fiscal year 2019. Certain inventory quantity reductions caused liquidations of LIFO inventory values, which increased pre-tax income by $1.3 million in 2021 and immaterial amounts in 2020 and 2019.

Inventory components at June 30 were as follows:

(Amounts in Thousands)	2021	2020
Finished products	$37,787	$29,081
Work-in-process	1,320	1,648
Raw materials	33,428	35,295
Total FIFO inventory	$72,535	$66,024
LIFO reserve	(18,244)	(16,167)
Total inventory	$54,291	$49,857

Note 9    Property and Equipment
Major classes of property and equipment at June 30 consist of the following:

(Amounts in Thousands)	2021	2020
Land	$2,483	$2,298
Buildings and improvements	120,135	116,718
Machinery and equipment	153,388	161,795
Construction-in-progress	6,374	4,871
Total	$282,380	$285,682
Less: Accumulated depreciation	(191,757)	(193,641)
Property and equipment, net	$90,623	$92,041
The useful lives used in computing depreciation are based on estimated service lives for classes of property, as follows:

Years
Buildings and improvements	5 to 40
Machinery and equipment	2 to 20
Leasehold improvements	Lesser of Useful Life or Term of Lease
Depreciation of property and equipment, including asset write-downs, totaled, in millions, $14.5 for fiscal year 2021, $15.1 for fiscal year 2020, and $14.8 for fiscal year 2019.
Note 10   Commitments and Contingent Liabilities
Guarantees:
Standby letters of credit were issued to lessors and insurance institutions and can only be drawn upon in the event of our failure to pay our obligations to a beneficiary. We had a maximum financial exposure from unused standby letters of credit totaling $1.7 million as of June 30, 2021 and $1.6 million as of June 30, 2020.
We are periodically required to provide performance bonds in order to conduct business with certain customers. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. We are ultimately liable for claims that may occur against the performance bonds. We had a maximum financial exposure from performance bonds totaling $0.1 million and $8.7 million as of June 30, 2021 and June 30, 2020, respectively.
We are not aware of circumstances that would require us to perform under these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our consolidated financial statements. Accordingly, no liability has been recorded as of June 30, 2021 and 2020 with respect to the standby letters of credit or performance bonds. We also enter into commercial letters of credit to facilitate payments to vendors and from customers.
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
Changes in the product warranty accrual during fiscal years 2021, 2020, and 2019 were as follows:

(Amounts in Thousands)	2021	2020	2019
Product Warranty Liability at the beginning of the year	$3,190	$2,238	$2,294
Additions to warranty accrual (including changes in estimates)	1,905	3,995	886
Settlements made (in cash or in kind)	(2,234)	(3,043)	(942)
Product Warranty Liability at the end of the year	$2,861	$3,190	$2,238
Note 11    Long-Term Debt and Revolving Credit Facility
Short-term borrowings and long-term debt consisted of the following obligations:

(Amounts in Thousands)	June 30, 2021	June 30, 2020
Long-term debt under revolving credit facility due October 2024; 1.38% variable interest rate at June 30, 2021	$40,000	$—
Other debt maturing August 12, 2025; 9.25% fixed interest rate	109	136
Total Debt	$40,109	$136
Aggregate maturities of long-term debt for the next four years through maturity are, in thousands, $30, $33, $36, and $40,010, respectively.
As of June 30, 2021 we had a $125.0 million revolving credit facility with a maturity date of October 2024 that allowed for both issuances of letters of credit and cash borrowings. We also have an option to request an increase of the amount available for borrowing to $200.0 million, subject to participating banks’ consent. The revolving loans under the Credit Agreement could consist of, at our election, advances in U.S. dollars or advances in any other currency that was agreed to by the lenders. The proceeds of the loans are to be used for general corporate purposes including acquisitions. A portion of the revolving credit facility, not to exceed $10 million of the principal amount, was available for the issuance of letters of credit. At June 30, 2021, we had $1.7 million in letters of credit outstanding, which reduced our borrowing capacity on the revolving credit facility. Total availability to borrow under the revolving credit facility totaled $83.3 million at June 30, 2021. The commitment fee on the unused portion of principal amount of the revolving credit facility is payable at a rate that ranges from 20 to 30 basis points per annum as determined by our ratio of consolidated total indebtedness to adjusted consolidated EBITDA. The weighted average interest rate on borrowings outstanding at June 30, 2021 and June 30, 2020 was 1.40% and 9.25%, respectively. Interest expense incurred and paid on borrowings were, in thousands, $382, $15, and $87, in fiscal years 2021, 2020, and 2019, respectively.
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
We were in compliance with all debt covenants of the revolving credit facility during the twelve-month period ended June 30, 2021. The most significant financial covenants under the Credit Agreement require:
•an adjusted leverage ratio of (a) consolidated total indebtedness minus unencumbered U.S. cash equivalents in excess of $15,000,000 provided that the maximum subtraction shall not exceed $35,000,000 to (b) adjusted consolidated EBITDA, determined as of the end of each of its fiscal quarters for the then most recently ended four fiscal quarters, to not be greater than 3.00 to 1.00, and
•an interest coverage ratio, for any period, of (a) Consolidated EBITDA for such period to (b) cash interest expense for such period, calculated on a consolidated basis in accordance with GAAP for the trailing four quarter period then ending, to not be less than 3.00 to 1.00.
Subsequent to June 30, 2021, we entered into an interest rate swap agreement with a bank with a notional value of $40 million. The interest rate swap became effective in July 2021 and will be accounted for using hedge accounting.
During fiscal year 2021, we acquired Poppin, Inc. subsequent to their borrowing of the Payment Protection Program (“PPP”) loan. During the fourth quarter of fiscal year 2021 we were notified that Poppin’s PPP loan had been forgiven in full and the proceeds were paid in the first quarter of fiscal year 2022 to the former Poppin, Inc. equity holders per the terms of the agreement and plan of merger.
Note 12    Employee Benefit Plans
Retirement Plans:
We have a tax-qualified defined contribution retirement plan in effect for substantially all domestic employees meeting the eligibility requirements. Employer contributions to the plan have a five-year vesting schedule and are held for the sole benefit of participants. We also maintain a supplemental employee retirement plan (“SERP”) for executive employees which enables them to defer cash compensation on a pre-tax basis in excess of IRS limitations. The SERP is structured as a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy.
The discretionary employer contribution for domestic employees is determined annually by the Compensation and Governance Committee of the Board of Directors. No employer contributions were paid to domestic retirement plans in fiscal year 2021. Total expense related to employer contributions to the domestic retirement plans was, in millions, $4.9 and $7.3 for fiscal years 2020 and 2019, respectively.
Employees of certain foreign subsidiaries are covered by local pension or retirement plans, and employees of recently acquired companies receive an employer matching contribution. The expense related to employer contributions to these plans for fiscal years 2021, 2020, and 2019 was not material.
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

	June 30
(Amounts in Thousands)	2021	2020
Changes and Components of Benefit Obligation:
Benefit obligation at beginning of year	$2,739	$2,784
Service cost	496	489
Interest cost	46	66
Actuarial (gain) loss for the period	(258)	(596)
Benefits paid	(52)	(4)
Benefit obligation at end of year	$2,971	$2,739
Balance in current liabilities	$540	$498
Balance in non-current liabilities	2,431	2,241
Total benefit obligation recognized in the Consolidated Balance Sheets	$2,971	$2,739

	June 30
(Amounts in Thousands)	2021	2020
Changes and Components in Accumulated Other Comprehensive Income (Loss) (before tax):
Accumulated Other Comprehensive Income (Loss) at beginning of year	$2,832	$2,574
Net change in unrecognized actuarial gain (loss)	(169)	258
Accumulated Other Comprehensive Income (Loss) at end of year	$2,663	$2,832

(Amounts in Thousands)	Year Ended June 30
Components of Net Periodic Benefit Cost (before tax):	2021	2020	2019
Service cost	$496	$489	$506
Interest cost	46	66	89
Amortization of actuarial (gain) loss	(427)	(338)	(404)
Net periodic benefit cost — Total cost	$115	$217	$191
The benefit cost in the above table includes only normal recurring levels of severance activity, as estimated using an actuarial method. Unusual or non-recurring severance actions, such as the restructuring employee transition pay described in Note 3 - Restructuring of Notes to Consolidated Financial Statements, are not estimable using actuarial methods and are therefore excluded from the preceding tables.
The Plan recognized actuarial gains during fiscal years 2021, 2020 and 2019 as a result of lower benefit payments than were assumed in the benefit obligation. The actuarial gains are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plans.
Assumptions used to determine fiscal year end benefit obligations are as follows:

	2021	2020
Discount Rate	2.1%	1.6%
Rate of Compensation Increase	2.0%	2.0%
Weighted average assumptions used to determine fiscal year net periodic benefit costs are as follows:

	2021	2020	2019
Discount Rate	1.7%	2.5%	3.2%
Rate of Compensation Increase	2.0%	2.8%	3.0%

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
Stock-based compensation expense was $5.7 million, $5.6 million, and $6.6 million in fiscal years 2021, 2020 and 2019, respectively. The total income tax benefit for stock compensation arrangements was $1.1 million, $1.2 million, and $2.0 million in fiscal years 2021, 2020 and 2019, respectively. Included in the provision for income taxes for fiscal years 2021, 2020 and 2019, respectively, was a $0.4 million increase in taxes, a $0.2 million increase in taxes and a $0.3 million reduction in taxes for excess tax benefits from the vesting of stock awards. We generally use treasury shares for issuance of shares.
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
A summary of RTSR activity during fiscal year 2021 is presented below:

	Number of Shares(1)	Weighted Average Grant Date Fair Value
RTSRs outstanding at July 1, 2020	150,088	$21.12
Granted	198,642	$11.43
Vested	(4,947)	$13.04
Forfeited	(100,831)	$19.28
RTSRs outstanding at June 30, 2021	242,952	$13.96
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
As of June 30, 2021, there was approximately $0.9 million of unrecognized compensation cost related to RTSRs. That cost is expected to be recognized over the vesting periods ending June 2022 through June 2023, with a weighted average vesting period of approximately one year, eight months. The grant date fair value of RTSR awards was calculated using a Monte Carlo simulation. This valuation technique includes estimating the movement of stock prices and the effects of volatility, interest rates, and dividends. The weighted average grant date fair value was $11.43, $20.78, and $21.43 for RTSR awards granted in fiscal years 2021, 2020, and 2019, respectively. During fiscal years 2021, 2020, and 2019, respectively, 4,947, 45,602, and 67,130 RTSRs vested at a fair value of $0.1 million, $0.5 million, and $1.2 million. The RTSR awards vested represent the total number of shares vested prior to the reduction of shares withheld to satisfy tax withholding obligations.
Restricted Share Units:
Restricted Share Units (“RSUs”) were granted to officers and employees. Upon vesting, the outstanding number of RSUs and, if applicable, the value of dividends accumulated over the vesting period are converted to shares of common stock. The contractual life of the RSUs is generally three years, however certain awards have shorter or longer contractual lives in order to transition from other types of compensation or to be used as a long-term retention tool. Also, in connection with the redesign of the Company’s annual cash incentive plan certain employees were awarded time-based retention and performance-based transition units with a contractual life ranging from one to two years. The number of performance-based transition units to be issued is dependent upon the Company’s EBITDA during fiscal year 2021, with a percentage payout ranging from 0% to 100% of the target. If the employment of a holder of an RSU terminates before the RSU has vested for any reason other than death, retirement, total permanent disability, or certain other circumstances described in our employment policy, the RSU and accumulated dividends will be forfeited.
A summary of RSU activity during fiscal year 2021 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding at July 1, 2020	310,558	$16.86
Granted	590,408	$11.80
Vested	(240,955)	$16.10
Forfeited	(16,675)	$12.76
RSUs outstanding at June 30, 2021	643,336	$12.61
As of June 30, 2021, there was approximately $5.1 million of unrecognized compensation cost related to non-vested RSU compensation arrangements. That cost is expected to be recognized over vesting periods ending December 2021 through June 2024, with a weighted average vesting period of one year, ten months. The fair value of RSU awards is based on the stock price at the date of award. The weighted average grant date fair value was $11.80, $17.25, and $16.38 for RSU awards granted in fiscal years 2021, 2020, and 2019, respectively. During fiscal years 2021, 2020, and 2019, respectively, 240,955, 155,919, and

149,323 RSUs vested at a fair value of $3.9 million, $2.6 million, and $2.2 million. The fair value is equal to the closing price of shares of our Common Stock on the date of the grant. The RSU awards vested represent the total number of shares vested prior to the reduction of shares withheld to satisfy tax withholding obligations.
Unrestricted Share Grants:
Unrestricted shares may be granted to employees and non-employee members of the Board of Directors as consideration for service to Kimball International. Unrestricted share grants do not have vesting periods, holding periods, restrictions on sale, or other restrictions. The fair value of unrestricted shares is based on the stock price at the date of the award. During fiscal years 2021, 2020, and 2019, respectively, we granted a total of 44,795, 33,334, and 42,888 unrestricted shares of common stock at an average grant date fair value of $11.75, $15.93, and $15.42 for a total fair value, in thousands, of $526, $531, and $661. These shares are the total number of shares granted, prior to the reduction of shares withheld to satisfy tax withholding obligations. Unrestricted shares were awarded to key employees and non-employee members of the Board of Directors as compensation for director’s fees and as a result of directors’ elections to receive unrestricted shares in lieu of cash payment. Director’s fees are expensed over the period that directors earn the compensation.
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
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during fiscal years 2021 and 2020.
In connection with the acquisition of Poppin, we valued long-lived and intangible assets at their estimated fair values at the acquisition date. The fair value estimates for intangible assets were based upon assumptions related to the future cash flows and discount rates utilizing currently available information, and in some cases, valuation results from independent valuation specialists. Subsequent to the acquisition, we may determine the fair value of our long-lived and intangible assets on a non-recurring basis in connection with our periodic evaluations of such assets for potential impairment and record impairment charges when such fair value estimates are lower than the carrying values of the assets. As part of the acquisition, remaining contingent earn-out payments up to $65.0 million may be paid based on revenue and profitability milestones achieved through June 30, 2024. As of June 30, 2021, the fair value of the contingent earn-out liability was $20.2 million. The liability is carried at fair value and is classified in Level 3 of the fair value hierarchy.
During the year ended June 30, 2021, the revaluation of the fair value of the earn-out liability for our Poppin acquisition resulted in pre-tax income of $11.6 million. The fair value of the earn-out liability decreased from the $31.8 million fair value at acquisition in December 2020 to $20.2 million at June 30, 2021, primarily due to a decline in forecasted revenue and EBITDA as a result of COVID-19 impacts which have increased the timeframe to achieve the initial revenue and EBITDA estimates.
The recurring Level 3 fair value measurements of the contingent earn-out liability include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value		Valuation Technique	Unobservable Inputs	Range	Selected
Revenue and EBITDA Based Payments	$20.2	million	Discounted Cash Flow	Revenue Discount Rate	5.5% to 7.5%	6.5%
				EBITDA Volatility	30% to 50%	47.5%
				Revenue Volatility	8% to 13%	12.5%
We hold a total investment of $2.0 million in a privately-held company, consisting of $0.5 million in equity securities without readily determinable fair value and $1.5 million in stock warrants. The investment in equity securities without readily determinable fair value is classified as a level 3 financial asset, as explained in the Financial Instruments Not Carried At Fair

Value section below. The investment in stock warrants is also classified as a level 3 financial asset and is accounted for as a derivative instrument valued on a recurring basis, as explained in the Financial Instruments Recognized at Fair Value section below. See Note 16 - Investments of Notes to Consolidated Financial Statements for further information regarding the investment in equity securities without readily determinable fair value, and Note 15 - Derivative Instruments of Notes to Consolidated Financial Statements for further information regarding the investment in stock warrants. No purchases or sales of level 3 investments occurred during the fiscal years ended June 30, 2021 and 2020.
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
Recurring Fair Value Measurements:
As of June 30, 2021 and June 30, 2020, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market or income approach are categorized as follows:

(Amounts in Thousands)	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$18,762	$—	$—	$18,762
Trading Securities: Mutual funds in nonqualified SERP	14,049	—	—	14,049
Derivatives: Stock warrants	—	—	1,500	1,500
Total assets at fair value	$32,811	$—	$1,500	$34,311
Liabilities
Contingent earn-out liability	—	—	20,190	20,190
Total liabilities at fair value	$—	$—	$20,190	$20,190

(Amounts in Thousands)	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$91,035	$—	$—	$91,035
Available-for-sale securities: Secondary market certificates of deposit	—	5,294	—	5,294
Trading Securities: Mutual funds in nonqualified SERP	11,975	—	—	11,975
Derivatives: Stock warrants	—	—	1,500	1,500
Total assets at fair value	$103,010	$5,294	$1,500	$109,804

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
During fiscal year 2021 and fiscal year 2020 we recorded $0.8 million and $3.7 million, respectively, of right-of-use asset and associated leasehold improvement impairment. The impairment resulted primarily from ceasing use of four furniture showrooms and furniture showroom sublease assumption modifications due to the degradation of the leasing environment driven by the COVID-19 pandemic. The impairment losses are included as a component of the Restructuring Expense line item on our Consolidated Statements of Income. The asset groups used to calculate impairment included the right-of-use lease assets, leasehold improvements, and lease liabilities.
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
Note 15    Derivative Instruments
Stock Warrants:
We hold a total investment of $2.0 million in a privately-held company, including $1.5 million in stock warrants purchased during fiscal year 2017. The investment in stock warrants is accounted for as a derivative instrument and is included in the Other Assets line of the Consolidated Balance Sheets. The stock warrants are convertible into equity shares of the privately-held company upon achieving certain milestones. The value of the stock warrants will fluctuate primarily in relation to the value of the privately-held company's underlying securities, either providing an appreciation in value or potentially expiring with no value. During the year ended June 30, 2021, the change in fair value of the stock warrants was not significant. See Note 14 - Fair Value of Notes to Consolidated Financial Statements for more information on the valuation of these securities.

Information on the location and amounts of derivative fair values in the Consolidated Balance Sheets are presented below.

Fair Values of Derivative Instruments on the Consolidated Balance Sheets
	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	June 30, 2021	June 30, 2020	Balance Sheet Location	June 30, 2021	June 30, 2020
Derivatives not designated as hedging instruments:
Stock warrants	Other Assets	$1,500	$1,500		$—	$—
Total derivatives		$1,500	$1,500		$—	$—
Note 16    Investments
Investment Portfolio:
We held no investments in our portfolio as of June 30, 2021. As of June 30, 2020, our investment portfolio consisted of certificates of deposit purchased in the secondary market. Secondary market certificates of deposit are classified as investment securities, being purchased in the secondary market through a broker and available to be sold in the secondary market. Our investment policy dictates that certificates of deposit must be FDIC insured. Our investment portfolio was available for use in current operations, therefore investments were recorded within Current Assets in the Consolidated Balance Sheets.

Investments were classified as available-for-sale securities which were recorded at fair value. See Note 14 - Fair Value of Notes to Consolidated Financial Statements for more information on the fair value of available-for-sale securities. The amortized cost basis reflected the original purchase price, with discounts and premiums amortized over the life of the available-for-sale securities. Unrealized losses on available-for-sale securities are recognized in earnings when there is intent to sell or it is likely to be required to sell before recovery of the loss, or when the available-for-sale securities have incurred a credit loss. Otherwise, unrealized gains and losses are recorded net of the tax-related effect as a component of Shareholders’ Equity.

June 30, 2020
(Amounts in Thousands)	Certificates of Deposit
Amortized cost basis	$5,250
Unrealized holding gains	44
Unrealized holding losses	—
Fair Value	$5,294
There were no realized losses as a result of sales during fiscal years 2021 and 2020.

Supplemental Employee Retirement Plan Investments:
We maintain a self-directed supplemental employee retirement plan (“SERP”) in which executive employees are eligible to participate. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. We recognize SERP investment assets on the Consolidated Balance Sheets at current fair value. The SERP assets consist primarily of equity funds, balanced funds, target date funds, a bond fund, and a money market fund. A SERP liability of the same amount is recorded on the Consolidated Balance Sheets representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. Net unrealized holding gains for securities held at June 30, 2021, 2020, and 2019 were, in thousands, $2,725, $41, and $223, respectively. SERP asset and liability balances were as follows:

	June 30
(Amounts in Thousands)	2021	2020
SERP investments - current asset	$3,905	$3,622
SERP investments - other long-term asset	10,144	8,353
Total SERP investments	$14,049	$11,975
SERP obligation - current liability	$3,905	$3,622
SERP obligation - other long-term liability	10,144	8,353
Total SERP obligation	$14,049	$11,975
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
Note 17    Accrued Expenses
Accrued expenses consisted of:

	June 30
(Amounts in Thousands)	2021	2020
Compensation	$12,158	$16,912
Selling	4,812	5,775
Employer retirement contribution	—	4,775
Taxes	10,295	6,858
Insurance	2,998	2,685
Restructuring	1,386	232
Other expenses	7,466	3,839
Total accrued expenses	$39,115	$41,076

Note 18   Geographic Information
The following geographic area data includes net sales based on the location where title transfers.

	Year Ended June 30
(Amounts in Thousands)	2021	2020	2019
Net Sales:
United States	$565,044	$715,175	$755,878
Foreign	3,964	12,684	12,192
Total Net Sales	$569,008	$727,859	$768,070
Substantially all long-lived assets were located in the United States for each of the three fiscal years ended June 30, 2021. Long-lived assets include property and equipment and other long-term assets such as software.
Note 19  Accumulated Other Comprehensive Income
During fiscal years 2021 and 2020, the changes in the balances of each component of Accumulated Other Comprehensive Income, net of tax, were as follows:

(Amounts in Thousands)	Unrealized Investment Gain (Loss)	Postemployment Benefits Net Actuarial Gain (Loss)	Accumulated Other Comprehensive Income
Balance at June 30, 2019	$23	$1,914	$1,937
Other comprehensive income (loss) before reclassifications	9	442	451
Reclassification to (earnings) loss	—	(251)	(251)
Net current-period other comprehensive income (loss)	9	191	200
Balance at June 30, 2020	$32	$2,105	$2,137

Other comprehensive income (loss) before reclassifications	(32)	192	160
Reclassification to (earnings) loss	—	(317)	(317)
Net current-period other comprehensive income (loss)	(32)	(125)	(157)
Balance at June 30, 2021	$—	$1,980	$1,980
The following reclassifications were made from Accumulated Other Comprehensive Income to the Consolidated Statements of Income:

Reclassifications from Accumulated Other Comprehensive Income	Fiscal Year Ended		Affected Line Item in the Consolidated Statements of Income
	June 30,
(Amounts in Thousands)	2021	2020
Postemployment Benefits Amortization of Actuarial Gain (1)	$427	$338	Non-operating income (expense), net
	(110)	(87)	Benefit (Provision) for Income Taxes
Total Reclassifications for the Period	$317	$251	Net Income
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
The equity securities without readily determinable fair value and stock warrants were valued at $0.5 million and $1.5 million, respectively, at both June 30, 2021 and June 30, 2020 and were included in the Other Assets line of the Consolidated Balance Sheets. For more information related to our investment in the privately-held company, see Note 14 - Fair Value of Notes to Consolidated Financial Statements.
The carrying value of the notes receivable for independent dealership financing were $0.7 million and $0.9 million as of June 30, 2021 and June 30, 2020, respectively, and were included on the Receivables and Other Assets lines of our Consolidated Balance Sheets.
We have no obligation to provide additional funding to the VIEs, and thus our exposure and risk of loss related to the VIEs is limited to the carrying value of the investment and notes receivable. Financial support provided by Kimball International to the VIEs was limited to the items discussed above during the fiscal year ended June 30, 2021.
Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A - Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
(b) Management’s report on internal control over financial reporting.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, we included a report of management’s assessment of the effectiveness of our internal control over financial reporting as part of this report. The effectiveness of our internal control over financial reporting as of June 30, 2021 has been audited by our independent registered public accounting firm. Management’s report and the independent registered public accounting firm’s attestation report are included in our Consolidated Financial Statements under the captions entitled “Management's Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
(c) Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B - Other Information
None.

PART III
Item 10 - Directors, Executive Officers and Corporate Governance
Directors
The information required by this item with respect to Directors is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of shareholders to be held October 26, 2021 under the captions “Proposal No. 1 - Election of Directors” and “Information Concerning Directors Continuing in Office and Committees.”
Committees
The information required by this item with respect to the Audit Committee and its financial experts and with respect to the Compensation and Governance Committee’s responsibility for establishing procedures by which shareholders may recommend nominees to the Board of Directors is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of shareholders to be held October 26, 2021 under the caption “Information Concerning Directors Continuing in Office and Committees.”
Information about our Executive Officers
The information required by this item with respect to our executive officers is included at the end of Part I of this Annual Report on Form 10-K under “Information about our Executive Officers” and is incorporated herein by reference.
Delinquent Reports under Section 16(a) of the Exchange Act
The information required by this item with respect to delinquent reports under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of shareholders to be held October 26, 2021 under the caption “Delinquent Section 16(a) Reports.”
Code of Ethics
We have a code of ethics that applies to all of our employees, including our Chief Executive Officer, our Chief Financial Officer, and our Senior Director, Corporate Controller (functioning as Principal Accounting Officer). The code of ethics is posted on our website at www.kimballinternational.com/corporate-governance. It is our intention to disclose any amendments to the code of ethics on this website. In addition, any waivers of the code of ethics for our directors or executive officers will be disclosed in a Current Report on Form 8-K.
Item 11 - Executive Compensation
The information required by this item is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of shareholders to be held October 26, 2021 under the captions “Information Concerning Directors Continuing in Office and Committees,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Related Risk Assessment,” and “Executive Officer and Director Compensation.”
Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Security Ownership
The information required by this item is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of shareholders to be held October 26, 2021 under the caption “Share Ownership Information.”
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of shareholders to be held October 26, 2021 under the caption “Executive Officer and Director Compensation — Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13 - Certain Relationships and Related Transactions, and Director Independence
Relationships and Related Transactions
The information required by this item is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of shareholders to be held October 26, 2021 under the caption “Review and Approval of Transactions with Related Persons.”
Director Independence
The information required by this item is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of shareholders to be held October 26, 2021 under the caption “Information Concerning Directors Continuing in Office and Committees.”
Item 14 - Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of shareholders to be held October 26, 2021 under the caption “Proposal No. 5 - Ratification of the Appointment of our Independent Registered Public Accounting Firm” and “Appendix A - Approval Process for Services Performed by the Independent Registered Public Accounting Firm.”

PART IV

Item 15 - Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this report:
(1) Financial Statements:

(2) Financial Statement Schedules:

II. Valuation and Qualifying Accounts for Each of the Three Years in the Period Ended June 30, 2021	79

Schedules other than those listed above are omitted because they are either not required or not applicable, or the required information is presented in the Consolidated Financial Statements.

(3) Exhibits

Exhibit	Description
2(a)
Agreement and Plan of Merger, dated November 4, 2020, by and among Kimball International, Inc., Project Fifth Gear Merger Corp., Poppin, Inc. and Fortis Advisors LLC, as the Stockholders’ Representative (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed November 4, 2020)

2(b)
First Amendment to the Agreement and Plan of Merger, dated as of December 9, 2020, by and among Kimball International, Inc., Project Fifth Gear Merger Corp., Poppin, Inc. and Fortis Advisors LLC, as the Stockholders’ Representative (Incorporated by reference to Exhibit 2(b) to the Company’s Form 10-Q filed February 8, 2021)

3(a)	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3(a) to the Company’s Form 10-Q filed November 2, 2017)
3(b)	Restated By-laws of the Company, effective as of July 12, 2021 (Incorporated by reference to Exhibit 3(b) to the Company’s Form 8-K filed July 16, 2021)
4(a)	Description of the Company’s Class B Common Stock (Incorporated by reference to Exhibit 4(a) to the Company’s Form 10-K for the fiscal year ended June 30, 2020)
10(a)*	2017 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed November 2, 2017)
10(b)*	Amended and Restated 2003 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 21, 2013)
10(c)*	Supplemental Employee Retirement Plan (2015 Revision) (Incorporated by reference to Exhibit 10(d) to the Company’s Form 10-K for the fiscal year ended June 30, 2015)
10(d)*	Kimball International, Inc. 2019 Annual Cash Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 25, 2019)

Exhibit	Description
10(e)*	Executive Annual Cash Incentive Plan, effective as of July 1, 2021 (Incorporated by reference to Exhibit 10(a) to the Company’s Form 8-K filed July 16, 2021)
10(f)*	2016 Annual Cash Incentive Plan, as amended October 23, 2018 (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed October 25, 2018)
10(g)*	Form of Fiscal Year 2020 Annual Performance Share Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 15, 2019)
10(h)*	Form of Fiscal Year 2019 Annual Performance Share Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 9, 2018)
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

10(k)*	Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed July 9, 2018)
10(l)*	Restricted Share Unit Award Agreement dated May 7, 2018 between the Company and Robert F. Schneider (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed May 8, 2018)
10(m)*	Form of Fiscal Year 2018 Restricted Share Unit Award Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed July 11, 2017)
10(n)*
Form of Performance Unit Award Agreement between the Company and Kristine L. Juster awarded on November 1, 2018 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed October 25, 2018)

10(o)*	Form of Performance Unit Award Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed July 9, 2018)
10(p)*	Form of Executive Change in Control Agreement (Incorporated by reference to Exhibit 10(q) to the Company’s Form 10-K for the fiscal year ended June 30, 2018)
10(q)*	Offer Letter between the Company and Kristine L. Juster effective November 1, 2018 (Incorporated by reference to Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended September 30, 2018)
10(r)*
Executive Employment Agreement executed on October 24, 2018 and effective as of November 1, 2018, by and between the Company and Kristine L. Juster (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed October 25, 2018)

10(s)*	Amendment to Executive Terms of Employment dated May 7, 2018 between the Company and Robert F. Schneider (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 8, 2018)
10(t)*	Form of Executive Employment Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed June 29, 2015)
10(u)*
Executive Employment Agreement effective January 31, 2020, by and between the Company and Mark W. Johnson and effective October 19, 2020 by and between the Company and Timothy “T.J.” Wolfe (Incorporated by reference to Exhibit 10(w) to the Company’s Form 10-K filed August 28, 2020)

10(v)*	Employment Offer for Mr. Wolfe (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 5, 2020)
10(w)
Amended and Restated Credit Agreement, dated as of October 24, 2019 among Kimball International, Inc., the Lenders party hereto, and JPMorgan Chase Bank, National Association, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 30, 2019)

10(x)
First Amendment to Credit Agreement, dated as of November 4, 2020, among Kimball International, Inc., the lender parties thereto, JPMorgan Chase Bank, National Association, as administrative agent, and the guarantors named therein. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 4, 2020)

21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following material from Kimball International, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 are formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Shareholders' Equity; (vi) Notes to Consolidated Financial Statements; and (vii) Schedule II Valuation and Qualifying Accounts.
104	The cover page from the Company’s Annual Report on Form 10-K for the annual period ended June 30, 2021, formatted in Inline XBRL and contained in Exhibit 101
* Constitutes management contract or compensatory arrangement

Item 16 - Form 10-K Summary
None.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIMBALL INTERNATIONAL, INC.

By:	/s/ TIMOTHY J. WOLFE
Timothy J. Wolfe
Chief Financial Officer
August 31, 2021

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ KRISTINE L. JUSTER
Kristine L. Juster
Chief Executive Officer and Director
August 31, 2021

/s/ TIMOTHY J. WOLFE
Timothy J. Wolfe
Chief Financial Officer
August 31, 2021

/s/ DARREN S. GRESS
Darren S. Gress
Senior Director, Corporate Controller
(functioning as Principal Accounting Officer)
August 31, 2021

Signature	Signature

/s/ THOMAS J. TISCHHAUSER *	/s/ SCOTT M. SETTERSTEN*
Thomas J. Tischhauser	Scott M. Settersten
Director	Director

/s/ KIMBERLY K. RYAN *	/s/ VALERIE R. LOVE *
Kimberly K. Ryan	Valerie R. Love
Director, Chair of the Board	Director

/s/ PATRICK E. CONNOLLY *	/s/ DR. SUSAN B. FRAMPTON *
Patrick E. Connolly	Dr. Susan B. Frampton
Director	Director

*     The undersigned does hereby sign this document on my behalf pursuant to powers of attorney duly executed and filed with the Securities and Exchange Commission, all in the capacities as indicated:

Date
August 31, 2021	/s/ KRISTINE L. JUSTER
Kristine L. Juster
Director, Chief Executive Officer

Individually and as Attorney-In-Fact

KIMBALL INTERNATIONAL, INC.
Schedule II. - Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions (Reductions) to Expense	Adjustments to Other Accounts	Write-offs and Recoveries	Balance at End of Year
(Amounts in Thousands)
Year Ended June 30, 2021
Valuation Allowances:
Short-Term Receivables	$2,574	$522	$(385)	$(1,590)	$1,121
Long-Term Notes Receivable	$357	$(10)	$—	$—	$347
Deferred Tax Asset	$1,113	$525	$2,172	$(515)	$3,295
Year Ended June 30, 2020
Valuation Allowances:
Short-Term Receivables	$1,321	$1,416	$127	$(290)	$2,574
Long-Term Notes Receivable	$85	$(6)	$278	$—	$357
Deferred Tax Asset	$869	$268	$136	$(160)	$1,113
Year Ended June 30, 2019
Valuation Allowances:
Short-Term Receivables	$1,317	$481	$(115)	$(362)	$1,321
Long-Term Notes Receivable	$139	$—	$(32)	$(22)	$85
Deferred Tax Asset	$860	$—	$126	$(117)	$869