Form 10-Q
period 2021-09-30
KIMBALL INTERNATIONAL INC
filed 2021-11-05
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s common stock as of October 25, 2021 was:
Class A Common Stock - 182,603 shares
Class B Common Stock - 36,565,872 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	(Unaudited)
	September 30, 2021	June 30, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$27,864	$24,336
Receivables, net of allowances of $1,132 and $1,121, respectively	53,843	58,708
Inventories	59,234	54,291
Prepaid expenses and other current assets	23,906	22,012
Total current assets	164,847	159,347
Property and equipment, net of accumulated depreciation of $192,771 and $191,757, respectively	88,507	90,623
Right-of-use operating lease assets	12,907	14,654
Goodwill	81,962	81,962
Other intangible assets, net of accumulated amortization of $44,203 and $41,796, respectively	62,950	64,478
Deferred tax assets	15,440	16,368
Other assets	16,514	17,163
Total Assets	$443,127	$444,595

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	33	30
Accounts payable	48,183	41,537
Customer deposits	27,169	24,438
Current portion of operating lease liability	6,327	6,590
Dividends payable	3,587	3,532
Short-term earn-out liability	10,680	—
Accrued expenses	34,754	39,115
Total current liabilities	130,733	115,242
Other Liabilities:
Long-term debt, less current maturities	40,046	40,079
Long-term earn-out liability	14,120	20,190
Long-term operating lease liability	11,305	12,536
Other	16,404	16,878
Total other liabilities	81,875	89,683
Shareholders’ Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized: 50,000,000 Shares issued: 188,000 for both periods	9	9
Class B - Shares authorized: 100,000,000 Shares issued: 42,835,000 for both periods	2,142	2,142
Additional paid-in capital	5,628	5,298
Retained earnings	290,618	299,034
Accumulated other comprehensive income	1,857	1,980
Less: Treasury stock, at cost, 6,228,000 shares and 6,148,000 shares, respectively	(69,735)	(68,793)
Total Shareholders’ Equity	230,519	239,670
Total Liabilities and Shareholders’ Equity	$443,127	$444,595
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)
	Three Months Ended
	September 30
	2021	2020
Net Sales	$156,610	$147,944
Cost of Sales	107,513	95,586
Gross Profit	49,097	52,358
Selling and Administrative Expenses	50,159	41,689
Contingent Earn-out Loss	4,610	—
Restructuring Expense	1,455	4,240
Operating Income (Loss)	(7,127)	6,429
Other Income (Expense):
Interest income	9	102
Interest expense	(257)	(28)
Non-operating income (expense), net	(186)	743
Other income (expense), net	(434)	817
Income (Loss) Before Taxes on Income	(7,561)	7,246
Provision (Benefit) for Income Taxes	(2,512)	1,860
Net Income (Loss)	$(5,049)	$5,386

Earnings (Loss) Per Share of Common Stock:
Basic Earnings (Loss) Per Share	$(0.14)	$0.15
Diluted Earnings (Loss) Per Share	$(0.14)	$0.14

Class A and B Common Stock:
Average Number of Shares Outstanding - Basic	36,821	36,974
Average Number of Shares Outstanding - Diluted	36,821	37,220
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands)

	(Unaudited)
	Three Months Ended
	September 30, 2021
(Unaudited)	Pre-tax	Tax	Net of Tax
Net income (loss)			$(5,049)
Other comprehensive income (loss):
Postemployment severance actuarial change	265	(69)	196
Unrealized gain (loss) on interest rate swap	(351)	90	(261)
Reclassification to (earnings) loss:
Amortization of actuarial change	(136)	35	(101)
Interest rate swap	58	(15)	43
Other comprehensive income (loss)	$(164)	$41	$(123)
Total comprehensive income (loss)			$(5,172)

	(Unaudited)
	Three Months Ended
	September 30, 2020
(Unaudited)	Pre-tax	Tax	Net of Tax
Net income			$5,386
Other comprehensive income (loss):
Available-for-sale securities	$(25)	$7	$(18)
Postemployment severance actuarial change	178	(46)	132
Reclassification to (earnings) loss:
Amortization of actuarial change	(112)	29	(83)
Other comprehensive income (loss)	$41	$(10)	$31
Total comprehensive income			$5,417
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	(Unaudited)
	Three Months Ended
	September 30
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$(5,049)	$5,386
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,562	3,592
Amortization	2,439	653
Loss (gain) on sales of assets	4	(6)
Restructuring and asset impairment charges	853	830
Deferred income tax and other deferred charges	961	(1,006)
Stock-based compensation	1,122	949
Change in earn-out liability	4,610	—
Other, net	(669)	(138)
Change in operating assets and liabilities:
Receivables	4,834	17,397
Inventories	(4,943)	7,712
Prepaid expenses and other current assets	(1,764)	2,479
Accounts payable	7,804	(3,612)
Customer deposits	2,731	2,075
Accrued expenses	(4,590)	(9,352)
Net cash provided by operating activities	11,905	26,959
Cash Flows From Investing Activities:
Capital expenditures	(2,734)	(2,823)
Proceeds from sales of assets	122	7
Purchases of capitalized software	(1,101)	(1,161)
Purchases of available-for-sale securities	—	(10,000)
Maturities of available-for-sale securities	—	1,750
Other, net	121	(21)
Net cash used for investing activities	(3,592)	(12,248)
Cash Flows From Financing Activities:
Proceeds from revolving credit facility	10,000	—
Payments on revolving credit facility	(10,000)	—
Repayments of long-term debt	(30)	(27)
Dividends paid to shareholders	(3,308)	(3,315)
Repurchases of Common Stock	(1,531)	—
Repurchase of employee shares for tax withholding	(216)	(236)
Net cash used for financing activities	(5,085)	(3,578)
Net Increase in Cash, Cash Equivalents, and Restricted Cash (1)	3,228	11,133
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period (1)	25,727	92,444
Cash, Cash Equivalents, and Restricted Cash at End of Period (1)	$28,955	$103,577
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$98	$1,864
Interest expense	$220	$27
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

(Amounts in Thousands)	September 30, 2021	June 30, 2021	September 30, 2020	June 30, 2020
Cash and Cash Equivalents	$27,864	$24,336	$102,931	$91,798
Restricted cash included in Other Assets	1,091	1,391	646	646
Total Cash, Cash Equivalents, and Restricted Cash at end of period	$28,955	$25,727	$103,577	$92,444
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in Thousands, Except for Share and Per Share Data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Three months ended September 30, 2021 (Unaudited)	Class A	Class B
Amounts at June 30, 2021	$9	$2,142	$5,298	$299,034	$1,980	$(68,793)	$239,670
Net income (loss)				(5,049)			(5,049)
Other comprehensive income (loss)					(123)		(123)
Issuance of non-restricted stock (9,000 shares)			(120)			117	(3)
Compensation expense related to stock compensation plans			1,122				1,122
Restricted stock units issuance (30,000 shares)			(568)			392	(176)
Relative total shareholder return performance units issuance (5,000 shares)			(104)			72	(32)
Repurchase of Common Stock (124,000 shares)						(1,523)	(1,523)
Dividends declared ($0.09 per share)				(3,367)			(3,367)
Amounts at September 30, 2021	$9	$2,142	$5,628	$290,618	$1,857	$(69,735)	$230,519

Three months ended September 30, 2020 (Unaudited)
Amounts at June 30, 2020	$10	$2,141	$3,770	$305,024	$2,137	$(68,286)	$244,796
Net income				5,386			5,386
Other comprehensive income (loss)					31		31
Issuance of non-restricted stock (13,000 shares)			(168)			168	—
Compensation expense related to stock compensation plans			949				949
Restricted share units issuance (15,000 shares)			(284)			204	(80)
Relative total shareholder return performance units issuance (32,000 shares)			(586)			430	(156)
Cumulative effect of change in accounting principle				134			134
Dividends declared ($0.09 per share)				(3,367)			(3,367)
Amounts at September 30, 2020	$10	$2,141	$3,681	$307,177	$2,168	$(67,484)	$247,693

See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Kimball International, Inc. (the “Company,” “Kimball International,” “we,” “us,” or “our”) have been prepared in accordance with the instructions to Form 10-Q. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe that the disclosures are adequate to make the information presented not misleading. Intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements for the interim periods. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in our latest annual report on Form 10-K. Additionally, based on the duration and severity of the current global situation involving the COVID-19 pandemic, including but not limited to the imposition of vaccine mandates, the prolonged reduction in travel and the speed of the recovery of economic conditions globally, the extent to which COVID-19 will impact our business and our consolidated financial results will depend on future developments, which are highly uncertain and cannot be predicted.
Note 2. Recent Accounting Pronouncements and Supplemental Information
Recently Adopted Accounting Pronouncements:
We evaluate all Accounting Standard Updates (“ASU”) issued by the Financial Accounting Standards Board for consideration of their applicability to us. We have assessed all ASUs issued but not yet adopted and concluded that those not disclosed are either not applicable to us or are not expected to have a material impact on us.
Goodwill and Other Intangible Assets:
Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset fair values resulting from business acquisitions. Goodwill is assigned to and the fair value is tested at the reporting unit level. Annually, or if conditions indicate an earlier review is necessary, we may assess qualitative factors to determine if it is more likely than not that the fair value is less than its carrying amount. We also have the option to bypass the qualitative assessment and proceed directly to performing the quantitative goodwill impairment test which compares the carrying value of the reporting unit to the reporting unit’s fair value to identify impairment. Under the quantitative assessment, if the fair value of the reporting unit is less than the carrying value, goodwill is written down to its fair value. The fair value is established primarily using a discounted cash flow analysis and secondarily a market approach utilizing current industry information. The calculation of the fair value of the reporting unit considers current market conditions existing at the assessment date. In connection with our annual impairment test, we assessed goodwill at the reporting unit level for impairment during our second quarter of fiscal year 2021, and no goodwill impairment was recognized. As of both September 30, 2021 and June 30, 2021 our goodwill totaled $82.0 million. See Note 3 - Acquisition of Notes to Condensed Consolidated Financial Statements for more information on this acquisition.

Other Intangible Assets reported on the Condensed Consolidated Balance Sheets consist of capitalized software, customer relationships, trade names, acquired technology, patents and trademarks, and non-compete agreements. Intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. A summary of intangible assets subject to amortization is as follows:

	September 30, 2021			June 30, 2021
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$44,079	$34,594	$9,485	$43,200	$34,058	$9,142
Customer Relationships	19,050	4,629	14,421	19,050	3,936	15,114
Trade Names	36,570	4,068	32,502	36,570	3,154	33,416
Acquired Technology	7,000	810	6,190	7,000	559	6,441
Patents and Trademarks	354	24	330	354	16	338
Non-Compete Agreements	100	78	22	100	73	27
Other Intangible Assets	$107,153	$44,203	$62,950	$106,274	$41,796	$64,478
Amortization expense related to intangible assets was, in thousands, $2,439 during the quarter ended September 30, 2021, and was, in thousands, $653 during the quarter ended September 30, 2020. Amortization expense in future periods is expected to be, in thousands, $7,115 for the remainder of fiscal year 2022, and $8,724, $8,119, $7,886, and $7,535 in the four years ending June 30, 2026, and $23,571 thereafter. The estimated useful life of capitalized software ranges from 2 to 10 years. The estimated useful life of acquired technology is 7 years. The amortization period for customer relationship intangible assets ranges from 10 to 20 years. The estimated useful life of trade names is 10 years. The estimated useful life of non-compete agreements is 5 years. The estimated useful life of patents is 14 years and the estimated useful life of trademarks is 15 years.
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
Non-operating Income (Expense), net:
Non-operating income and expense include the impact of such items as fair value adjustments on Supplemental Employee Retirement Plan (“SERP”) investments, amortization of actuarial income, foreign currency rate movements, bank charges, and other miscellaneous non-operating income and expense items that are not directly related to operations. The gain or loss on SERP investments is offset by a change in the SERP liability that is recognized in selling and administrative expenses.
Components of the Non-operating income (expense), net line, were:

	Three Months Ended
	September 30
(Amounts in Thousands)	2021	2020
Gain (Loss) on SERP Investments	$(93)	$758
Other	(93)	(15)
Non-operating income (expense), net	$(186)	$743

Note 3. Acquisition
On December 9, 2020, we acquired Poppin, Inc. (“Poppin”), a tech-enabled, market-leading B2B commercial furniture design company headquartered in New York City, New York. Poppin designs commercial-grade furniture that is made to mix, match, and scale in today’s modern office and work-from-home environments. The acquisition purchase price totaled $110.4 million in initial cash consideration plus $31.8 million in contingent earn-out consideration.
The contingent earn-out is payable on annual revenue and profitability milestones achieved through June 30, 2024. As of September 30, 2021 and June 30, 2021, the fair value of the contingent earn-out liability was $24.8 million and $20.2 million, respectively.
A summary of the final purchase price allocation is as follows:

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

Goodwill is primarily attributable to the anticipated supply chain and revenue synergies including cross selling initiatives expected from the operations of the combined company. The goodwill is not deductible for tax purposes. See Note 2 - Recent Accounting Pronouncements and Supplemental Information of Notes to Condensed Consolidated Financial Statements for more information on goodwill and other intangible assets. The purchase price allocation is final as of September 30, 2021.
The operating results of this acquisition are included in our consolidated financial statements beginning on December 9, 2020. For the first quarter of fiscal year 2022, net sales and net loss related to Poppin were $15.2 million of net sales and $4.1 million of net loss. The aforementioned net loss includes amortization on acquired intangibles and excludes earn-out adjustments related to operating performance after the acquisition date. There were no direct acquisition costs during the quarter ended September 30, 2021.
Pro Forma Information
The following unaudited pro forma financial information summarizes the combined results of operations for Kimball International, Inc. and Poppin, Inc. as if the companies were combined as of the beginning of fiscal year 2020:

(unaudited)
Quarter Ended
September 30
(Amounts in Thousands, Except Per Share Data)	2020
Net Sales	$160,790
Net Income (Loss)	2,982
Diluted Earnings (Loss) Per Share of Common Stock	$0.08
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
Note 4. Restructuring
We recognized pre-tax restructuring expense of $1.5 million in the three months ended September 30, 2021, and recognized $4.2 million for the three months ended September 30, 2020.
We utilized available market prices and management estimates to determine the fair value of impaired assets. Restructuring is included in the Restructuring Expense line item on our Condensed Consolidated Statements of Income.
Transformation Restructuring Plan:
Included in the current phase of our transformation restructuring plan are activities such as the streamlining of manufacturing facilities, voluntary retirement incentive programs, and the consolidation of showrooms. This phase of the transformation restructuring plan began in the first quarter of our fiscal year 2021, and we expect a substantial majority of the restructuring actions to be completed by the end of fiscal year 2023.
In addition to the savings already generated from first phase of the transformation restructuring plan, the efforts of this second phase of the transformation restructuring plan are expected to generate annualized pre-tax savings of approximately $16.0 million when it is fully implemented. We currently estimate this phase of the transformation restructuring plan will incur total pre-tax restructuring charges of approximately $16.0 million to $18.0 million, with approximately $5.5 million expected to be recorded in fiscal year 2022, and approximately $2.5 million thereafter. The restructuring charges are expected to consist of approximately $5.0 million to $5.5 million for severance and other employee-related costs, $5.5 million to $6.5 million for facility costs, and $5.5 million to $6.0 million for lease and other asset impairment. Approximately 65% of the total cost estimate is expected to be cash expense.

A summary of the charges recorded in connection with the second phase of the transformation restructuring plan is as follows:

	Three Months Ended	Three Months Ended	Charges Incurred to Date
	September 30	September 30
(Amounts in Thousands)	2021	2020
Cash-related restructuring charges:
Severance and other employee related costs	$146	$2,890	$5,228
Facility exit costs and other cash charges	456	127	2,043
Total cash-related restructuring charges	$602	$3,017	$7,271
Non-cash charges:
Impairment of assets and accelerated depreciation	853	460	3,009
Total charges	$1,455	$3,477	$10,280
A summary of the current period activity in accrued restructuring related to the second phase of the transformation restructuring plan is as follows:

(Amounts in Thousands)	Severance and other employee related costs
Balance at June 30, 2021	$1,386
Additions charged to expense	146
Cash payments charged against reserve	(1,434)
Balance at September 30, 2021	$98

Note 5. Revenue
Disaggregation of Revenue
The following table provides information about revenue by operating segment:

	Three Months Ended
	September 30
(Amounts in Millions)	2021	2020
Workplace	$95.3	$95.3
Health	24.3	20.6
Hospitality	21.7	32.0
eBusiness	15.3	—
Total Net Sales	$156.6	$147.9
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
We also receive deposits from certain customers before revenue is recognized, resulting in the recognition of a contract liability reported as Customer Deposits in the Condensed Consolidated Balance Sheets. Customer deposits are typically utilized within a year of the receipt of the deposit. The amount of revenue recognized during the three months ended September 30, 2021 that was included in the June 30, 2021 customer deposit balance was $16.2 million.
Note 6. Leases
We have operating leases for showrooms, manufacturing facilities, warehouses, certain offices, and other facilities to support our operations in addition to select equipment that expire at various dates through 2027. We have no financing leases. Certain operating lease agreements include rental payments adjusted periodically for inflationary indices. Additionally, some leases include options to renew or terminate the leases which can be exercised at our discretion. Lease terms include the noncancellable portion of the underlying leases along with any reasonably certain lease periods associated with available renewal periods.
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
The components of our lease expenses are as follows:

	Three Months Ended
	September 30
(Amounts in Millions)	2021	2020
Operating lease expense	$1.2	$0.8
Variable lease expense	1.4	0.7
Total lease expense	$2.6	$1.5
Right-of-use assets for operating leases are tested for impairment in the same manner as long-lived assets used in operations as explained in Note 13 - Fair Value of Notes to Condensed Consolidated Financial Statements. During the first quarters of fiscal years 2022 and 2021, we recorded $0.7 million and $0.2 million of right-of-use asset and associated leasehold improvement impairments, respectively. The impairment charges are included in the Restructuring Expense line item on our Condensed Consolidated Statements of Income. See Note 4 - Restructuring of Notes to Condensed Consolidated Financial Statements for more information on the impairments.

Supplemental cash flow and other information related to leases are as follows:

	Three Months Ended
	September 30
(Amounts in Millions)	2021	2020
Cash flow information:
Operating lease payments impacting lease liability	$1.7	$1.2

	As of
	September 30
	2021	2020
Other information:
Weighted-average remaining term (in years)	4.1	5.4
Weighted-average discount rate	4.6%	4.7%
The following table summarizes the future minimum lease payments as of September 30, 2021:

Fiscal Year Ended
(Amounts in Millions)	June 30 (1)
2022	$4.9
2023	5.6
2024	3.4
2025	2.7
2026	1.7
Thereafter	0.9
Total lease payments	$19.2
Less interest	1.6
Present value of lease liabilities	$17.6
(1) Lease payments include options to extend lease terms that are reasonably certain of being exercised. The payments exclude legally binding minimum lease payments for leases signed but not yet commenced. At September 30, 2021, we had two additional operating leases that have not yet commenced. The first lease, related to a new showroom location, is expected to commence in our second quarter of fiscal year 2022 with a lease term of approximately five and a half years and we will record both a right-of-use asset and lease liability of $0.8 million. The second lease, related to expanded showroom and office space, is expected to commence in our third quarter of fiscal year 2022 with a lease term of approximately eight years and we will record both a right-of-use asset and lease liability of $4.7 million.
In fiscal year 2021 we executed a contract to sell a warehouse with control passing to the buyer at a future date and the transaction was accounted for as a failed sale leaseback. A gain of approximately $4.3 million is anticipated upon settlement of the transaction during our third quarter of fiscal year 2022.

Note 7. Earnings Per Share
Basic earnings per share are based on the weighted average number of shares outstanding during the period. Diluted earnings per share are based on the weighted average number of shares outstanding plus the assumed issuance of common shares for all potentially dilutive securities.

	Three Months Ended
	September 30
(Amounts in Thousands, Except for Per Share Data)	2021	2020
Net Income (Loss)	$(5,049)	$5,386

Average Shares Outstanding for Basic EPS Calculation	36,821	36,974
Dilutive Effect of Average Outstanding Compensation Awards	—	246
Average Shares Outstanding for Diluted EPS Calculation	36,821	37,220

Basic Earnings (Loss) Per Share	$(0.14)	$0.15
Diluted Earnings (Loss) Per Share	$(0.14)	$0.14
All stock compensation awards were antidilutive as a result of the net loss for the quarter ended September 30, 2021 and were excluded from the dilutive calculation, including 790,000 average restricted share units and 174,000 average relative total shareholder return awards.
Note 8. Income Taxes
In determining the quarterly provision for income taxes we use an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which we operate. Unusual or infrequently occurring items are separately recognized in the quarter in which they occur. Our effective tax rate was 33.2% for the three months ended September 30, 2021, which was higher than the combined federal and state statutory rate primarily due to an earn-out valuation adjustment. Our effective tax rate was 25.7% for the three months ended September 30, 2020, which was equal to the combined federal and state statutory tax rate.
Note 9. Inventories
Inventory components were as follows:

(Amounts in Thousands)	September 30, 2021	June 30, 2021
Finished products	$39,186	$37,787
Work-in-process	1,509	1,320
Raw materials	39,203	33,428
Total FIFO inventory	79,898	72,535
LIFO reserve	(20,664)	(18,244)
Total inventory	$59,234	$54,291
For interim reporting, LIFO inventories are computed based on quantities as of the end of the quarter and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur, except in cases where LIFO inventory liquidations are expected to be reinstated by fiscal year end. The earnings impact of LIFO inventory liquidations during the three month periods ended September 30, 2021 and 2020 was immaterial.

Note 10. Accumulated Other Comprehensive Income
During the three months ended September 30, 2021 and 2020, the changes in the balances of each component of Accumulated Other Comprehensive Income, net of tax, were as follows:

Accumulated Other Comprehensive Income
(Amounts in Thousands)	Unrealized Investment Gain (Loss)	Postemployment Benefits Net Actuarial Gain (Loss)	Interest Rate Swap Gain (Loss)	Accumulated Other Comprehensive Income
Balance at June 30, 2021	$—	$1,980	$—	$1,980
Other comprehensive income (loss) before reclassifications	—	196	(261)	(65)
Reclassification to (earnings) loss	—	(101)	43	(58)
Net current-period other comprehensive income (loss)	—	95	(218)	(123)
Balance at September 30, 2021	$—	$2,075	$(218)	$1,857

Balance at June 30, 2020	$32	$2,105	$—	$2,137
Other comprehensive income (loss) before reclassifications	(18)	132	—	114
Reclassification to (earnings) loss	—	(83)	—	(83)
Net current-period other comprehensive income (loss)	(18)	49	—	31
Balance at September 30, 2020	$14	$2,154	$—	$2,168

The following reclassifications were made from Accumulated Other Comprehensive Income to the Condensed Consolidated Statements of Income (Loss):

Reclassifications from Accumulated Other Comprehensive Income	Three Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
	September 30
(Amounts in Thousands)	2021	2020
Postemployment Benefits Amortization of Actuarial Gain(1)	$136	$112	Non-operating income (expense), net
	(35)	(29)	Benefit (Provision) for Income Taxes
	$101	$83	Net Income (Loss)

Interest Rate Swap Gain (Loss)(2)	$(58)	$—	Interest expense
	15	—	Benefit (Provision) for Income Taxes
	$(43)	$—	Net Income (Loss)

Total Reclassifications for the Period	$58	$83	Net Income (Loss)
Amounts in parentheses indicate reductions to income.
(1) See Note 16 - Postemployment Benefits of Notes to Condensed Consolidated Financial Statements for further information on postemployment benefit plans.
(2) See Note 15 - Derivative Instruments of Notes to Condensed Consolidated Financial Statements for further information on derivative instruments.

Note 11. Long-Term Debt and Revolving Credit Facility
Short-term borrowings and long-term debt consisted of the following obligations:

(Amounts in Thousands)	September 30, 2021	June 30, 2021
Long-term debt under revolving credit facility due October 2024; 1.63% variable interest rate at September 30, 2021	$40,000	$40,000
Other debt maturing August 2024; 9.25% fixed interest rate	79	109
Total Debt	$40,079	$40,109

Aggregate maturities of long-term debt for the next three years through maturity are, in thousands, $33, $36 and $40,010, respectively.
As of September 30, 2021 we had a $125.0 million revolving credit facility with a maturity date of October 2024 that allowed for both issuances of letters of credit and cash borrowings. We also have an option to request an increase of the amount available for borrowing to $200.0 million, subject to participating banks’ consent. The revolving loans under the Credit Agreement could consist of, at our election, advances in U.S. dollars or advances in any other currency that was agreed to by the lenders. The proceeds of the loans are to be used for general corporate purposes including acquisitions. A portion of the revolving credit facility, not to exceed $10.0 million of the principal amount, was available for the issuance of letters of credit. At September 30, 2021, we had $1.7 million in letters of credit outstanding, which reduced our borrowing capacity on the revolving credit facility. Total availability to borrow under the revolving credit facility totaled $83.3 million at September 30, 2021. The commitment fee on the unused portion of principal amount of the revolving credit facility is payable at a rate that ranges from 20 to 30 basis points per annum as determined by our ratio of consolidated total indebtedness to adjusted consolidated EBITDA. The weighted average interest rate on borrowings outstanding at September 30, 2021 and September 30, 2020 was 1.64% and 9.25%, respectively.
We were in compliance with all debt covenants of the credit facility during the three-month period ended September 30, 2021.
During the first quarter of fiscal year 2022, we entered into a Second Amendment to Credit Agreement which amended our credit agreement by adding content to facilitate a transition to a base interest rate index other than the London Interbank Offered Rate and to define the provisions by which an overpayment or erroneous payment may be requested and returned to us.
We have an interest rate swap agreement with a bank with a notional value of $40.0 million. The interest rate swap became effective in July 2021 and is accounted for using hedge accounting.
Note 12. Commitments and Contingent Liabilities
Guarantees:
Standby letters of credit were issued to lessors and insurance institutions and can only be drawn upon in the event of our failure to pay our obligations to a beneficiary. As of September 30, 2021, we had a maximum financial exposure from unused standby letters of credit totaling $1.7 million.
We are not aware of circumstances that would require us to perform under these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our Condensed Consolidated Financial Statements. Accordingly, no liability has been recorded as of September 30, 2021 with respect to the standby letters of credit. We also enter into commercial letters of credit to facilitate payments to vendors and from customers.
Product Warranties:
We provide an assurance-type warranty that guarantees our product complies with agreed-upon specifications. This warranty is not sold separately and does not convey any additional services to the customer. We estimate product warranty liability at the time of sale based on historical repair or replacement cost trends in conjunction with the length of the warranty offered. Management refines the warranty liability periodically based on changes in historical cost trends and in certain cases where specific warranty issues become known. The product warranty liability is included on the Accrued Expenses and Other lines of our Condensed Consolidated Balance Sheets.
Changes in the product warranty accrual for the three months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended
	September 30
(Amounts in Thousands)	2021	2020
Product Warranty Liability at the beginning of the period	$2,861	$3,190
Additions to warranty accrual (including changes in estimates)	18	427
Settlements made (in cash or in kind)	(376)	(572)
Product Warranty Liability at the end of the period	$2,503	$3,045

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
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during the three months ended September 30, 2021 and 2021.
There were no changes in the inputs or valuation techniques used to measure fair values compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.
In connection with the acquisition of Poppin, remaining contingent earn-out payments up to $65.0 million may be paid based on revenue and profitability milestones achieved through June 30, 2024. As of September 30, 2021 and June 30, 2021, the fair value of the contingent earn-out liability was $24.8 million and $20.2 million, respectively. The liability is carried at fair value and is classified in Level 3 of the fair value hierarchy. The recurring revaluation to fair value resulted in a $4.6 million increase in the contingent liability which was recognized as expense during the quarter ended September 30, 2021.
The recurring Level 3 fair value measurements of our contingent consideration liability include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value		Valuation Technique	Unobservable Inputs	Range	Selected
Revenue and EBITDA Based Payments	$24.8	million	Discounted Cash Flow	Revenue Discount Rate	6.0% to 8.0%	6.6%
				EBITDA Volatility	42.5% to 55.0%	50.0%
				Revenue Volatility	12.0% to 15.0%	13.5%

Financial Instruments Recognized at Fair Value:
The following methods and assumptions were used to measure fair value:

Financial Instrument	Level	Valuation Technique/Inputs Used
Cash Equivalents: Money market funds	1	Market - Quoted market prices
Trading securities: Mutual funds held in nonqualified SERP	1	Market - Quoted market prices
Derivative Assets: Stock warrants	3
Market - The privately-held company is in a start-up phase. The pricing of recent purchases or sales of the investment are considered, if any, as well as positive and negative qualitative evidence, in the assessment of fair value. The value of the stock warrants fluctuates primarily in relation to the value of the privately-held company's underlying securities.

Derivative Liability: Interest Rate Swap	2	Market - Based on observable market inputs using standard calculations, such as time value, forward interest rate yield curves, and current spot rates adjusted for Kimball International's non-performance risk.
Contingent earn-out liability	3	Income - Based on a valuation model that measures the present value of the probable cash payments based upon the forecasted operating performance of the acquisition and a discount rate that captures the risk associated with the liability.

Recurring Fair Value Measurements:
As of September 30, 2021 and June 30, 2021, the fair values of financial assets that are measured at fair value on a recurring basis using the market or income approach are categorized as follows:

	September 30, 2021
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$21,143	$—	$—	$21,143
Trading Securities: Mutual funds in nonqualified SERP	13,839	—	—	13,839
Derivatives: Stock warrants	—	—	1,500	1,500
Total assets at fair value	$34,982	$—	$1,500	$36,482
Liabilities
Derivatives: Interest rate swap	$—	$293	$—	$293
Contingent earn-out liability	—	—	24,800	24,800
Total liabilities at fair value	$—	$293	$24,800	$25,093

	June 30, 2021
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$18,762	$—	$—	$18,762
Trading Securities: Mutual funds in nonqualified SERP	14,049	—	—	14,049
Derivatives: Stock warrants	—	—	1,500	1,500
Total assets at fair value	$32,811	$—	$1,500	$34,311
Liabilities
Contingent earn-out liability	—	—	20,190	20,190
Total liabilities at fair value	$—	$—	$20,190	$20,190
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
During the first quarter of fiscal years 2022 and 2021, we recorded $0.7 million and $0.2 million, respectively of right-of-use asset and associated leasehold improvement impairment resulting from closure of our leased Pennsylvania and Maryland facilities as part of our transformation restructuring plan. The impairment loss is included as a component of the Restructuring Expense line item on our Condensed Consolidated Statements of Income. The asset groups used to calculate impairment included the right-of-use lease assets, leasehold improvements, and lease liabilities.

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
Note 14. Investments
Supplemental Employee Retirement Plan Investments:
We maintain a self-directed supplemental employee retirement plan (“SERP”) in which executive employees are eligible to participate. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. We recognize SERP investment assets on the Condensed Consolidated Balance Sheets at current fair value. A SERP liability of the same amount is recorded on the Condensed Consolidated Balance Sheets representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in the Other Income (Expense) section of the Condensed Consolidated Statements of Income. Adjustments made to revalue the SERP liability are also recognized in income or expense as selling and administrative expenses and offset valuation adjustments on SERP investment assets. Net unrealized holding gains and (losses) for the three months ended September 30, 2021 and 2020 were, in thousands, $(203) and $758, respectively.
SERP asset and liability balances were as follows:

(Amounts in Thousands)	September 30, 2021	June 30, 2021
SERP investments - current asset	$3,923	$3,905
SERP investments - other long-term asset	9,916	10,144
Total SERP investments	$13,839	$14,049

SERP obligation - current liability	$3,923	$3,905
SERP obligation - other long-term liability	9,916	10,144
Total SERP obligation	$13,839	$14,049
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
Note 15. Derivative Instruments
Interest Rate Swap:
We are subject to interest rate risk related to the revolving credit facility and we enter into interest rate swap agreements that are based on LIBOR to manage this exposure. The interest rate swap agreements are designated as cash flow hedges that qualify for hedge accounting under the hypothetical derivative method. Fair value adjustments are recorded as a component of Accumulated

Other Comprehensive Income, net of tax (“AOCI”) in the Condensed Consolidated Balance Sheets. Balances in AOCI are reclassified into earnings when transactions related to the underlying risk are settled. As of September 30, 2021 we held interest rate swaps with notional values totaling $40.0 million and a weighted average LIBOR fixed rate of 0.834%. See Note 13 - Fair Value of Notes to Condensed Consolidated Financial Statements for information regarding the fair value of our interest rate swap.
At September 30, 2021, our interest rate swap were recorded in current liabilities and non-current liabilities at $0.1 million and $0.2 million, respectively.
The pre-tax balance of interest rate swap losses in AOCI as of September 30, 2021 was $0.3 million. See Note 10 - Accumulated Other Comprehensive Income of Notes to Condensed Consolidated Financial Statements for information regarding activity recorded as a component of AOCI during the three months ended September 30, 2021. As of September 30, 2021, we have $0.1 million of interest rate swap losses recorded in AOCI which are expected to be reclassified into earnings within the next twelve months.
Stock Warrants:
We hold a total investment of $2.0 million in a privately-held company, including $1.5 million in stock warrants. The investment in stock warrants is accounted for as a derivative instrument and is included in the Other Assets line of the Condensed Consolidated Balance Sheets. The stock warrants are convertible into equity shares of the privately-held company upon achieving certain milestones. The value of the stock warrants will fluctuate primarily in relation to the value of the privately-held company's underlying securities, either providing an appreciation in value or potentially expiring with no value. During the quarter ended September 30, 2021, the change in fair value of the stock warrants was not significant. See Note 13 - Fair Value of Notes to Condensed Consolidated Financial Statements for more information on the valuation of these securities.
Note 16. Postemployment Benefits
Our domestic employees participate in severance plans which provide severance benefits to eligible employees meeting the plans’ qualifications, primarily for involuntary termination without cause.
The components of net periodic postemployment benefit cost applicable to our severance plans were as follows:

	Three Months Ended
	September 30
(Amounts in Thousands)	2021	2020
Service cost	$136	$122
Interest cost	15	11
Amortization of actuarial income	(136)	(112)
Net periodic benefit cost	$15	$21
The benefit cost in the above table includes only normal recurring levels of severance activity, as estimated using an actuarial method. Unusual or non-recurring severance actions, such as restructuring actions, are not estimable using actuarial methods and are expensed in accordance with the applicable U.S. GAAP.
Note 17. Stock Compensation
Stock-based compensation expense during the three months ended September 30, 2021 and 2020, was $1.1 million and $0.9 million, respectively. The total income tax benefit for stock compensation arrangements was $0.3 million during the three months ended September 30, 2021, and $0.2 million during the three months ended September 30, 2020.
During fiscal year 2022, the following stock compensation was awarded to officers and other key employees and to members of the Board of Directors who are not employees. All awards were granted under the 2017 Stock Incentive Plan. For more information on stock compensation awards, refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Type of Award	Quarter Awarded	Targeted Shares or Units	Grant Date Fair Value (4)
Relative Total Shareholder Return Performance Units (1)	1st Quarter	63,110	$15.54
Restricted Stock Units (2)	1st Quarter	214,330	$12.57	-	$13.02
Unrestricted Shares (3)	1st Quarter	8,966	$13.11	-	$13.25
(1) Performance units were awarded to key officers under the Company’s Relative Total Shareholder Return program. Vesting occurs at June 30, 2024. Participants will earn from 0% to 200% of the target award depending upon how the compound annual growth rate of Kimball International common stock ranks within the peer group at the end of the performance period. The maximum number of units that can be issued under these awards, excluding forfeited awards, is 121,298.
(2) Restricted stock units were awarded to officers and key employees. Vesting occurs at June 30, 2022, June 30, 2023, and June 30, 2024. Upon vesting, the outstanding number of restricted stock units and the value of dividends accumulated over the vesting period are converted to shares of common stock.
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
The carrying value of the notes receivable for independent dealership financing were $0.5 million at September 30, 2021 and $0.7 million at June 30, 2021 and were included on the Receivables and Other Assets lines of our Condensed Consolidated Balance Sheets.
We have no obligation to provide additional funding to the VIEs, and thus our exposure and risk of loss related to the VIEs is limited to the carrying value of the investment and notes receivable. Financial support provided by Kimball International to the VIEs was limited to the items discussed above during the quarter ended September 30, 2021.

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
Management currently considers the following events, trends, and uncertainties to be most important to understanding our financial condition and operating performance:
•COVID-19 and Operational Impacts - The COVID-19 pandemic continued to adversely impact our financial performance during the first quarter of fiscal year 2022 as shipping disruptions and manufacturing disruptions related to supply chain and labor constraints have driven delays. While total orders received during the first quarter of fiscal year 2022 increased 33% compared to the same quarter of fiscal year 2021 with increases in workplace and health more than offsetting a decline in hospitality orders received, supply and labor constraints may delay conversion of orders to shipments. We continue to believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our revolving credit facility will be sufficient to meet our working capital and other operating needs for at least the next twelve months.
◦Labor constraints - A shortage of manufacturing labor is a limiting factor for our production. In addition to limiting the volume of production, the labor shortage also may drive increased labor costs driven by both increased wages and overtime expenses.
◦Supply constraints - We are experiencing inflationary pressure on our materials coupled with supplier volatility as certain suppliers are also experiencing material and labor shortages. We are working to offset these issues through price increases on our products, supplier negotiations, global sourcing initiatives, make-versus-buy analyses, product re-engineering and parts standardization. Gross margin compression may result as our price increases to our customers may not occur as quickly as the inflationary pressure on our manufacturing inputs.
◦Shipping disruptions - We expect to continue to be exposed to fluctuations in both domestic freight and ocean freight costs. Transportation costs are managed by optimizing logistics and supply chain planning, but the current freight rate levels are elevated such that significant year-over-year increases occurred during the second half of our fiscal year 2021 and first quarter of 2022 and are expected to remain elevated.
◦Vaccine mandates – The Biden administration is imposing a vaccine mandate on federal contractors and seeking to require large companies to have all of their employees vaccinated or undergo weekly COVID testing. As a federal contractor, we are taking steps to comply with the requirements of Executive Order 14042. Complying with either a vaccine mandate or proposed weekly testing requirements could be difficult, costly and result in attrition. See Item 1A. Risk Factors in this Form 10-Q, for discussion of risks associated with the potential adverse effects on our workforce of complying with vaccine mandates and testing requirements.

•Transformation Restructuring Plan - Included in the current phase of our transformation restructuring plan are activities such as the streamlining of manufacturing facilities, voluntary retirement incentive programs, and the consolidation of showrooms. This phase of the transformation restructuring plan began in the first quarter of our fiscal year 2021, and we expect a substantial majority of the restructuring actions to be completed by the end of fiscal year 2023. In addition to the savings already generated from first phase of the transformation restructuring plan, the efforts of this second phase of the transformation restructuring plan are expected to generate annualized pre-tax savings of approximately $16.0 million when it is fully implemented. See Note 4 - Restructuring of Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•During the second quarter of fiscal year 2021, we acquired Poppin, Inc. (“Poppin”), a tech-enabled, market-leading B2B commercial furniture design company headquartered in New York City, New York. Poppin designs commercial-grade furniture that is made to mix, match, and scale in today’s modern office and work-from-home environments. In addition to the cash consideration paid at acquisition date, the acquisition purchase price included contingent payments based on revenue and profitability milestones achieved through June 30, 2024. As of the acquisition date the fair value of the contingent earn-

out was $31.8 million. As of the end of our first quarter of fiscal year 2022 the fair value of the contingent earn-out liability was $24.8 million. See Note 3 - Acquisition of Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•In connection with the $40.0 million of borrowings on our revolving credit facility, during the first quarter of fiscal year 2022 we entered into an interest rate swap agreement with a bank with a notional value of $40.0 million. The interest rate swap agreement exchanges the variable interest rate on the revolving line of credit with a fixed interest rate and is used to hedge our exposure to interest rate risk.
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
•We continue to maintain a strong balance sheet. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our revolving credit facility, was $111.2 million at September 30, 2021.
Financial Overview

	At or for the Three Months Ended
	September 30
(Amounts in Millions, Except for Per Share Data)	2021	2020	% Change
Net Sales	$156.6	$147.9	6%
Organic Net Sales*	141.4	147.9	(4%)
Gross Profit	49.1	52.4	(6%)
Selling and Administrative Expenses	50.2	41.7	20%
Contingent Earn-out Loss	4.6	—
Restructuring Expense	1.5	4.2
Operating Income (Loss)	(7.1)	6.4	(211%)
Operating Income (Loss) %	(4.6%)	4.3%
Adjusted Operating Income *	$0.6	$11.6	(95%)
Adjusted Operating Income % *	0.4%	7.8%
Net Income (Loss)	$(5.0)	$5.4	(194%)
Net Income (Loss) as a Percentage of Net Sales	(3.2%)	3.6%
Adjusted Net Income *	$0.8	$8.6	(91%)
Diluted Earnings (Loss) Per Share	$(0.14)	$0.14	(200%)
Adjusted Diluted Earnings Per Share*	$0.02	$0.23	(91%)
Return on Invested Capital **	1.4%	26.0%
Adjusted EBITDA *	$4.9	$15.8	(69%)
Adjusted EBITDA % *	3.1%	10.7%
Order Backlog **	$170.8	$139.5	22%
* Items indicated represent Non-GAAP (Generally Accepted Accounting Principles) measurements.
** Items indicated represent Key Performance Indicators.
See the “Non-GAAP Financial Measures and Other Key Performance Indicators” section below.

Net Sales by End Market
	Three Months Ended
	September 30
(Amounts in Millions)	2021	2020	% Change
Workplace	$110.6	$95.3	16%
Health	24.3	20.6	18%
Hospitality	21.7	32.0	(32%)
Total Net Sales	$156.6	$147.9	6%
Our Workplace end market includes sales to the commercial, financial, government and education vertical markets and eBusiness. The revenue of the Poppin acquisition is included in eBusiness.
First quarter fiscal year 2022 consolidated net sales were $156.6 million compared to first quarter fiscal year 2021 net sales of $147.9 million, a 6% increase. Organic net sales decreased $6.5 million, or 4% compared to the first quarter of fiscal year 2021 as a decline in our hospitality market more than offset increased sales volumes in the health market and increased pricing. Each of our end market sales levels can fluctuate depending on overall demand and mix of projects in a given period.
Order backlog at September 30, 2021 increased $31.3 million, or 22%, when compared to the backlog level as of September 30, 2020, as backlog of our Poppin acquisition coupled with increased backlog of workplace and health more than offset a decline in our hospitality end market backlog. Increased lead times have also contributed to the increase in our backlog levels. Backlog at a point in time may not be indicative of future sales trends.
Gross profit as a percent of net sales decreased 410 basis points to 31.3% for the first quarter of fiscal year 2022 from 35.4% for the first quarter of fiscal year 2021. Savings realized from our operational excellence initiative and price increases were more than offset by inflationary pressure on materials, increased freight costs, manufacturing labor increases and the impact of LIFO expense.
Selling and administrative expenses in the first quarter of fiscal year 2022 compared to the first quarter of fiscal year 2021 increased $8.5 million, and 390 basis points as a percent of net sales, due to the incremental selling and administrative expenses of our acquired Poppin business which were partially offset by selling and administrative expense declines in our organic business including lower salary expenses and lower commissions. We also recorded increased travel and entertainment expenses, increased consulting expenses, increased employee benefit expenses, and increased retirement plan expense compared to the first quarter of the prior year. During the first quarter of fiscal year 2022 we also recorded lower selling and administrative expenses related to the normal revaluation to fair value of our Supplemental Employee Retirement Plan (“SERP”) liability. The impact from the change in the SERP liability that was recognized in selling and administrative expenses was offset with the change in fair value of the SERP investments which was recorded in Other Income (Expense), and thus there was no effect on net income.
We recognized pre-tax restructuring expense of $1.5 million and $4.2 million, respectively in the first quarters of fiscal years 2022 and 2021. See Note 4 - Restructuring of Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
Other Income (Expense) consisted of the following:

	Three Months Ended
	September 30
(Amounts in Thousands)	2021	2020
Interest Income	$9	$102
Interest Expense	(257)	(28)
Gain (Loss) on Supplemental Employee Retirement Plan Investments	(93)	758
Other	(93)	(15)
Other Income (Expense), net	$(434)	$817
Our effective tax rate for the three months ended September 30, 2021 was 33.2%. This rate was higher than the combined federal and state statutory tax rate primarily due to an earn-out valuation adjustment. Our effective tax rate for the three months ended September 30, 2020 was 25.7%, which was equal to the combined federal and state statutory rate.

Comparing the balance sheet as of September 30, 2021 to June 30, 2021, our inventory and accounts payable balances increased as we are ramping up our production to fulfill aforementioned increased orders. A portion of the earn-out liability was reclassified to the current liability section as we anticipate paying within the next year.
Liquidity and Capital Resources
Our total cash and cash equivalents was $27.9 million at September 30, 2021 and $24.3 million at June 30, 2021. Our total debt was $40.1 million at both September 30, 2021 and June 30, 2021. Cash flows from operations of $11.9 million more than offset capital expenditures, including capitalized software, of $3.8 million and the return of capital to shareholders in the form of dividends totaling $3.3 million and stock repurchases totaling $1.5 million during the first three months of fiscal year 2022.
Working capital at September 30, 2021 and June 30, 2021 was $34.1 million and $44.1 million, respectively. The current ratio was 1.3 and 1.4 at September 30, 2021 and June 30, 2021, respectively.
Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our revolving credit facility, totaled $111.2 million at September 30, 2021. At September 30, 2021, we had $1.7 million in letters of credit outstanding, which reduced our borrowing capacity on the revolving credit facility. We had $40.0 million of borrowings on our revolving credit facility at September 30, 2021 and June 30, 2021. Total availability to borrow under the credit facility totaled $83.3 million at September 30, 2021.
Cash Flows
The following table reflects the major categories of cash flows for the first three months of fiscal years 2022 and 2021.

	Three Months Ended
	September 30
(Amounts in Thousands)	2021	2020
Net cash provided by operating activities	$11,905	$26,959
Net cash used for investing activities	$(3,592)	$(12,248)
Net cash used for financing activities	$(5,085)	$(3,578)
Cash Flows from Operating Activities
For the first three months of fiscal year 2022 net cash provided by operating activities was $11.9 million inclusive of net loss of $5.0 million, while the first three months of fiscal year 2021 net cash provided by operating activities was $27.0 million inclusive of $5.4 million of net income. Changes in working capital balances provided $4.1 million of cash in the first three months of fiscal year 2022 and provided $16.7 million of cash in the first three months of fiscal year 2021.
The $4.1 million of cash provided by changes in working capital balances in the first three months of fiscal year 2022 was driven by a $7.8 million increase in our accounts payable.
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
Our measure of accounts receivable performance, also referred to as Days Sales Outstanding (“DSO”), for the three-month periods ended September 30, 2021 and September 30, 2020 were 32 and 35 days, respectively. The DSO decrease was largely driven by declines in our accounts receivable balances from the elevated levels during the COVID-19 pandemic, increased sales volumes, and the impact of the Poppin business which has lower DSO than our other brands. We define DSO as the average of monthly accounts and notes receivable divided by an average day’s net sales. Our Production Days Supply on Hand (“PDSOH”) of inventory measure for the three-month periods ended September 30, 2021 and September 30, 2020 were 64 and 56 days, respectively. The inventory levels of the Poppin acquisition increased our PDSOH by approximately 6 days. We define PDSOH as the average of the monthly net inventory divided by an average day’s cost of sales.

Cash Flows from Investing Activities
During the first three months of fiscal years 2022 and 2021, we reinvested $3.8 million and $4.0 million, respectively, into capital investments for the future. The current and prior year capital investments were primarily for various manufacturing equipment upgrades to increase automation in production facilities, configuration design software, and facility improvements.
Cash Flows from Financing Activities
During the three months ended September 30, 2021, we had proceeds from borrowings on our revolving credit facility of $10.0 million and during the same period we also repaid $10.0 million on our revolving credit facility. We paid dividends of $3.3 million in both the three-month periods ended September 30, 2021 and September 30, 2020, respectively. Consistent with our historical dividend policy, our Board of Directors evaluates the appropriate dividend payment on a quarterly basis. We repurchased shares pursuant to a previously announced stock repurchase program, which drove cash outflow of $1.5 million in the first quarter of fiscal year 2022. Future debt payments may be paid out of cash flows from operations or from future refinancing of our debt.
Revolving Credit Facility
During the first quarter of fiscal year 2022, we entered into a Second Amendment to Credit Agreement which amended our credit agreement by adding content to facilitate a transition to a base interest rate index other than the London Interbank Offered Rate and to define the provisions by which an overpayment or erroneous payment may be requested and returned to us. The complete amended agreement was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 24, 2021.
As of September 30, 2021 we had a $125.0 million revolving credit facility with a maturity date of October 2024 that allowed for both issuances of letters of credit and cash borrowings. We also have an option to request an increase of the amount available for borrowing to $200.0 million, subject to participating banks’ consent. The loans under the Credit Agreement could consist of, at our election, advances in U.S. dollars or advances in any other currency that was agreed to by the lenders. The proceeds are to be used for general corporate purposes including acquisitions. A portion of the revolving credit facility, not to exceed $10 million of the principal amount, was available for the issuance of letters of credit. At September 30, 2021, we had $1.7 million in letters of credit outstanding, which reduced our borrowing capacity on the revolving credit facility. At September 30, 2021 and June 30, 2021 we had $40.0 million in borrowings outstanding.
The revolving credit facility requires us to comply with certain debt covenants, the most significant of which is the adjusted leverage ratio and the interest coverage ratio. The adjusted leverage ratio is defined as (a) consolidated total indebtedness minus unencumbered U.S. cash equivalents in excess of $15,000,000 provided that the maximum subtraction does not exceed $35,000,000 to (b) adjusted consolidated EBITDA, determined as of the end of each of our fiscal quarters for the then most recently ended four fiscal quarters, to not be greater than 3.00 to 1.00. The interest coverage ratio, for any period, of (a) Consolidated EBITDA for such period to (b) cash interest expense for such period, calculated on a consolidated basis in accordance with GAAP for the trailing four quarter period then ending, to not be less than 3.00 to 1.00. We were in compliance with all debt covenants of the revolving credit facility during the three-month period ended September 30, 2021.

The table below compares the adjusted leverage ratio and the interest coverage ratio with the limits specified in the credit agreement.

	At or For the Period Ended	Limit As Specified in
Covenant	September 30, 2021	Credit Agreement	Excess
Adjusted Leverage Ratio	1.41	3.00	1.59
Interest Coverage Ratio	36.00	3.00	33.00
Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our revolving credit facility will be sufficient to meet our working capital and other operating needs for at least the next twelve months. Our Board of Directors declared quarterly dividends of $0.09 per share to be paid during our second quarter of fiscal year 2022. Future cash dividends are subject to approval by our Board of Directors and may be adjusted as business needs or market conditions change. We plan to continue repurchasing shares under our share repurchase plan as conditions are favorable. At September 30, 2021, 2.1 million shares remained available under the repurchase program.
During the remainder of fiscal year 2022 we expect to invest approximately $30 million in capital expenditures, particularly for construction of a warehouse, software, and projects such as machinery and equipment upgrades and automation. During the current fiscal year the capital expenditures are expected to be partially offset by $5 million cash proceeds from the sale of a warehouse property. As of September 30, 2021, there have been no material changes to our short-term and long-term contractual obligations as discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 outside the ordinary course of business. We also continuously monitor for potential acquisitions that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability.
Our ability to generate cash from operations to meet our liquidity obligations could be adversely affected in the future by factors such as general economic and market conditions, including reduced revenues from the COVID-19 pandemic, lack of availability or cost of manufacturing labor, lack of availability of raw material components in the supply chain, loss of key contract customers, and other unforeseen circumstances. In particular, should demand for our products decrease significantly over the next 12 months, the available cash provided by operations could be adversely impacted.

Non-GAAP Financial Measures and Other Key Performance Indicators
This Management’s Discussion and Analysis (“MD&A”) contains non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with U.S. GAAP in the statements of income, statements of comprehensive income, balance sheets, statements of cash flows, or statements of shareholders’ equity of the company. The non-GAAP financial measures used within this MD&A include (1) organic net sales, defined as net sales excluding acquisition-related net sales; (2) adjusted operating income, defined as operating income (loss) excluding restructuring expenses, CEO transition costs, acquisition-related amortization and inventory valuation adjustments, contingent earn-out loss, and market value adjustments related to our SERP liability; (3) adjusted operating income percentage, defined as adjusted operating income as a percentage of net sales; (4) adjusted net income, defined as net income (loss) excluding restructuring expenses, CEO transition costs, acquisition-related amortization and inventory valuation adjustments, and contingent earn-out loss; (5) adjusted diluted earnings per share, defined as diluted earnings (loss) per share excluding restructuring expenses, CEO transition costs, acquisition-related amortization and inventory valuation adjustments, and contingent earn-out loss; (6) adjusted EBITDA, defined as earnings before interest, statutory income tax impacts for after-tax measures, depreciation, and amortization and excluding restructuring expenses, CEO transition costs, acquisition-related inventory valuation adjustments, and contingent earn-out loss; and (7) adjusted EBITDA percentage, defined as adjusted EBITDA as a percentage of net sales. Reconciliations of the reported GAAP numbers to these non-GAAP financial measures are included in the tables below. Management believes it is useful for investors to understand and to be able to meaningfully trend, analyze and benchmark how our core operations performed without market value adjustments related to our SERP liability, without expenses incurred in executing our transformation restructuring plan, without CEO transition costs, and without acquisition-related costs. Many of our internal performance measures that management uses to make certain operating decisions exclude these expenses to enable meaningful trending of core operating metrics. These non-GAAP financial measures should not be viewed as an alternative to the GAAP measures and are presented as supplemental information.

Reconciliation of Non-GAAP Financial Measures and Other Key Performance Indicators
(Amounts in Thousands, Except for Per Share Data)

Organic Net Sales	Three Months Ended
September 30,
2021
Net Sales, as reported	$156,610
Less: Poppin acquisition net sales	15,224
Organic Net Sales	$141,386

Adjusted Operating Income	Three Months Ended
	September 30
	2021	2020
Operating Income (Loss), as reported	$(7,127)	$6,429
Add: Pre-tax Restructuring Expense	1,455	4,240
Add: Pre-tax Expense Adjustment to SERP Liability	(93)	758
Add: Pre-tax CEO Transition Costs	—	141
Add: Pre-tax Acquisition-related Amortization	1,609	—
Add: Pre-tax Acquisition-related Inventory Valuation Adjustment	143	—
Add: Contingent Earn-Out Loss	4,610	—
Adjusted Operating Income	$597	$11,568
Adjusted Operating Income %	0.4%	7.8%

Adjusted Net Income	Three Months Ended
	September 30
	2021	2020
Net Income (Loss), as reported	$(5,049)	$5,386
Pre-tax Restructuring Expense	1,455	4,240
Tax on Restructuring Expense	(375)	(1,092)
Add: After-tax Restructuring Expense	1,080	3,148
Pre-tax CEO Transition Costs	—	141
Tax on CEO Transition Costs	—	(36)
Add: After-tax CEO Transition Costs	—	105
Pre-tax Acquisition-related Amortization	1,609	—
Tax on Acquisition-related Amortization	(414)	—
Add: After-tax Acquisition-related Amortization	1,195	—
Pre-tax Acquisition-related Inventory Valuation Adjustment	143	—
Tax on Acquisition-related Inventory Valuation Adjustment	(37)	—
Add: After-tax Acquisition-related Inventory Adjustment	106	—
Pre-tax Contingent Earn-Out Loss	4,610	—
Tax on Contingent Earn-Out Loss	(1,187)	—
Add: After-tax Contingent Earn-Out Loss	3,423	—
Adjusted Net Income	$755	$8,639

Adjusted Diluted Earnings Per Share	Three Months Ended
	September 30
	2021	2020
Diluted Earnings (Loss) Per Share, as reported	$(0.14)	$0.14
Add: After-tax Restructuring Expense	0.03	0.09
Add: After-tax Acquisition-related Amortization	0.03	—
Add: After-tax Acquisition-related Inventory Adjustment	0.01	—
Add: After-tax Contingent Earn-Out Loss	0.09	—
Adjusted Diluted Earnings Per Share	$0.02	$0.23

Adjusted EBITDA
	Three Months Ended
	September 30
	2021	2020
Net Income (Loss)	$(5,049)	$5,386
Provision (Benefit) for Income Taxes	(2,512)	1,860
Income (Loss) Before Taxes on Income	(7,561)	7,246
Interest Expense	257	28
Interest Income	(9)	(102)
Depreciation	3,562	3,592
Amortization	2,439	653
Pre-tax Restructuring Expense	1,455	4,240
Pre-tax CEO Transition Costs	—	141
Pre-tax Acquisition-related Inventory Valuation Adjustment	143	—
Pre-tax Contingent Earn-Out Loss	4,610	—
Adjusted EBITDA	$4,896	$15,798
Adjusted EBITDA %	3.1%	10.7%
The order backlog metric is a key performance indicator representing firm orders placed by our customers which have not yet been fulfilled and are expected to be recognized as revenue during future quarters. The timing of shipments can vary, but generally the backlog of orders is expected to ship within a six-month period.
Return on Invested Capital is a key performance indicator calculated as: [(Earnings Before Interest, Taxes, Amortization, Restructuring Expense, CEO Transition Costs, Acquisition-related Inventory Valuation Adjustments, and Contingent Earn-out Loss) multiplied by (1 minus Effective Tax Rate)] divided by (Total Shareholders’ Equity plus Net Debt). Net Debt is defined as current maturities of long-term debt plus long-term debt less cash, cash equivalents, and short-term investments.
Fair Value
During the first quarter of fiscal year 2022, no financial instruments were affected by a lack of market liquidity. Financial assets classified as level 1 assets were valued using readily available market pricing. We evaluated the inputs used to value the instruments and validated the accuracy of the instrument fair values based on historical evidence. For the interest rate swap classified as a level 2 liability, the fair value is determined based on market data which use observable market inputs using standard calculations, such as time value, forward interest rate yield curves and current spot rates adjusted for Kimball International’s non-performance risk. We evaluated the inputs used to value the interest rate swap and validated the accuracy and hedge effectiveness using a qualitative approach. The investment in stock warrants and equity securities without readily determinable fair value of a privately-held company are classified as level 3 financial assets. The stock warrants are accounted for as a derivative instrument valued on a recurring basis considering the pricing of recent purchases or sales of the investment as well as positive and negative qualitative evidence, while the equity securities without readily determinable fair value are accounted for as a cost-method investment which carries the securities at cost, except in the event of impairment. The contingent earn-out liability is classified as a Level 3 financial liability and is valued based on a valuation model that measures the present value of the probable cash payments based upon the forecasted operating performance of the acquisition and a discount rate that captures the risk associated with the liability.
See Note 13 - Fair Value of Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
Critical Accounting Policies
Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the Condensed Consolidated Financial Statements and related notes. Actual results could differ from these estimates and assumptions. Management continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021. During the first three months of fiscal year 2022, there were no material changes in the accounting policies and assumptions previously disclosed.
New Accounting Standards
See Note 2 - Recent Accounting Pronouncements and Supplemental Information of Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for information regarding New Accounting Standards.
Forward-Looking Statements
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. The statements generally can be identified by the use of words or phrases, including, but not limited to “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “setting up,” “beginning to,” “will,” “should,” “would,” “resume,” or similar statements. We caution that forward-looking statements are subject to known and unknown risks and uncertainties that may cause the Company’s actual future results and performance to differ materially from expected results, including, but not limited to, the possibility that any of the anticipated benefits of the Poppin acquisition will not be realized or will not be realized within the expected time period; the risk that integration of the operations of Poppin with the Company will be materially delayed or will be more costly or difficult than expected; the risk that any projections or guidance by the Company, including revenues, margins, earnings, or any other financial results are not realized; a shortage of manufacturing labor and related cost; disruptions in our supply chain and freight channels including impacts on cost and availability, adverse changes in global economic conditions; successful execution of the second phase of the Company’s restructuring plan; significant reduction in customer order patterns; loss of key suppliers; relationships with strategic customers and product distributors; changes in the regulatory environment; global health concerns (including the impact of the COVID-19 pandemic); onerous COVID-19 vaccine mandates or testing requirements; or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of the Company are contained in the Company’s Form 10-K filing for the fiscal year ended June 30, 2021 and other filings with the Securities and Exchange Commission.
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
During fiscal year 2022, we have experienced market price increases in certain commodities and transportation costs. Also during fiscal year 2022, we entered into an interest rate swap agreement with a notional value of $40.0 million to mitigate the interest rate risk related to our variable rate borrowings on our revolving line of credit. There have been no material changes to other market risks, including foreign exchange rate risks and equity rate risk, from the information disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Item 4. Controls and Procedures
(a)Evaluation of disclosure controls and procedures.
We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors
Other than as noted below, there have been no additional material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021.
Federal rules, emergency standards and executive orders concerning mandatory COVID-19 testing and vaccination of employees could have a material adverse impact on our business and results of operations. The Biden Administration is seeking to require broad categories of employees to be fully vaccinated against COVID-19 through Executive Order 14042 and through an OSHA Emergency Temporary Standard. Executive Order 14042 generally requires employers with U.S. government contracts to ensure that their U.S. based employees, contractors and subcontractors that work on or in support of U.S. government contracts are fully vaccinated by December 8, 2021. Certain of the Company’s employees provide services to the U.S. government pursuant to contracts with the government. Federal agencies are also strongly encouraged to include clauses in contracts requiring contractors and subcontractors to comply with the order. Exceptions to the order’s requirements are permitted only for medical disabilities or sincerely held religious beliefs. The Administration has also directed OSHA to develop an Emergency Temporary Standard (“ETS”) that will generally require all employers with 100 or more employees to ensure their employees are vaccinated or undergo weekly COVID-19 testing. The final ETS has not been published as of the date of this filing.

It is currently not possible to predict with certainty the impact the executive order or OSHA ETS will have on our workforce and operations. As a federal contractor, we are working to comply with the terms of the order by December 8, 2021. We are also preparing to comply with the proposed ETS.

Our preparation and implementation of these requirements could be difficult, costly, and potentially result in attrition, including attrition of critically skilled labor, and difficulty securing future labor needs, which could have a material adverse effect on our business, financial condition, and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A share repurchase program authorized by the Board of Directors was announced on August 11, 2015. The program allows for the repurchase of up to two million shares of common stock and will remain in effect until all shares authorized have been repurchased. On February 7, 2019 an additional two million shares of common stock were authorized by the Board of Directors for repurchase. At September 30, 2021, 2.1 million shares remained available under the repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (July 1-July 31, 2021)	64,865	$12.78	64,865	2,164,693
Month #2 (August 1-August 31, 2021)	—	$—	—	2,164,693
Month #3 (September 1-September 30, 2021)	59,484	$11.67	59,484	2,105,209
Total	124,349	$12.25	124,349

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3(a)	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed October 29, 2021)
3(b)	Amended and Restated By-Laws of the Company, effective as of October 27, 2021 (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed October 29, 2021)
10(a)	Amended and Restated 2017 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 29, 2021)
10(b)
Second Amendment to Amended and Restated Credit Agreement, dated as of September 21, 2021, among Kimball International, Inc., the lender parties thereto, JPMorgan Chase Bank, National Association, as administrative agent, and the guarantors named therein (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 24, 2021)

31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from Kimball International, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021 are formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBALL INTERNATIONAL, INC.

By:	/s/ KRISTINE L. JUSTER
Kristine L. Juster Chief Executive Officer
November 5, 2021

By:	/s/ TIMOTHY J. WOLFE
Timothy J. Wolfe Chief Financial Officer
November 5, 2021