Form 10-Q
period 2021-12-31
KIMBALL INTERNATIONAL INC
filed 2022-02-04
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s common stock as of January 27, 2022 was:
Class A Common Stock - 181,067 shares
Class B Common Stock - 36,610,869 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	(Unaudited)
	December 31, 2021	June 30, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$16,323	$24,336
Receivables, net of allowances of $998 and $1,121, respectively	52,802	58,708
Inventories	72,137	54,291
Prepaid expenses and other current assets	23,404	22,012
Total current assets	164,666	159,347
Property and equipment, net of accumulated depreciation of $195,681 and $191,757, respectively	91,772	90,623
Right-of-use operating lease assets	12,611	14,654
Goodwill	47,844	81,962
Other intangible assets, net of accumulated amortization of $46,099 and $41,796, respectively	61,604	64,478
Deferred tax assets	16,229	16,368
Other assets	17,190	17,163
Total Assets	$411,916	$444,595

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$33	$30
Accounts payable	57,722	41,537
Customer deposits	36,685	24,438
Current portion of operating lease liability	6,237	6,590
Dividends payable	3,620	3,532
Accrued expenses	31,563	39,115
Total current liabilities	135,860	115,242
Other Liabilities:
Long-term debt, less current maturities	40,046	40,079
Long-term earn-out liability	2,290	20,190
Long-term operating lease liability	10,720	12,536
Other	16,336	16,878
Total other liabilities	69,392	89,683
Shareholders’ Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized: 50,000,000 Shares issued: 181,000 and 188,000, respectively	9	9
Class B - Shares authorized: 100,000,000 Shares issued: 42,842,000 and 42,835,000, respectively	2,142	2,142
Additional paid-in capital	6,015	5,298
Retained earnings	265,924	299,034
Accumulated other comprehensive income	2,371	1,980
Less: Treasury stock, at cost, 6,243,000 shares and 6,148,000 shares, respectively	(69,797)	(68,793)
Total Shareholders’ Equity	206,664	239,670
Total Liabilities and Shareholders’ Equity	$411,916	$444,595
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	December 31		December 31
	2021	2020	2021	2020
Net Sales	$151,403	$136,197	$308,013	$284,141
Cost of Sales	104,959	90,648	212,472	186,236
Gross Profit	46,444	45,549	95,541	97,905
Selling and Administrative Expenses	51,921	45,967	102,080	87,654
Contingent Earn-out (Gain) Loss	(22,510)	—	(17,900)	—
Restructuring Expense	1,010	1,616	2,465	5,856
Goodwill Impairment	34,118	—	34,118	—
Operating Income (Loss)	(18,095)	(2,034)	(25,222)	4,395
Other Income (Expense):
Interest income	43	87	52	189
Interest expense	(275)	(58)	(532)	(86)
Non-operating income, net	709	1,380	523	2,123
Other income (expense), net	477	1,409	43	2,226
Income (Loss) Before Taxes on Income	(17,618)	(625)	(25,179)	6,621
Provision for Income Taxes	3,696	213	1,184	2,073
Net Income (Loss)	$(21,314)	$(838)	$(26,363)	$4,548

Earnings (Loss) Per Share of Common Stock:
Basic Earnings (Loss) Per Share	$(0.58)	$(0.02)	$(0.72)	$0.12
Diluted Earnings (Loss) Per Share	$(0.58)	$(0.02)	$(0.72)	$0.12

Class A and B Common Stock:
Average Number of Shares Outstanding - Basic	36,749	36,962	36,785	36,968
Average Number of Shares Outstanding - Diluted	36,749	36,962	36,785	37,465
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands)

	(Unaudited)			(Unaudited)
	Three Months Ended			Three Months Ended
	December 31, 2021			December 31, 2020
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income (loss)			$(21,314)			$(838)
Other comprehensive income (loss):
Available-for-sale securities	$—	$—	$—	$(13)	$3	$(10)
Postemployment severance actuarial change	298	(76)	222	124	(32)	92
Unrealized gain (loss) on interest rate swap	452	(116)	336	—	—	—
Reclassification to (earnings) loss:
Amortization of actuarial change	(134)	34	(100)	(109)	28	(81)
Interest rate swap	75	(19)	56	—	—	—
Other comprehensive income (loss)	$691	$(177)	$514	$2	$(1)	$1
Total comprehensive income (loss)			$(20,800)			$(837)

	(Unaudited)			(Unaudited)
	Six Months Ended			Six Months Ended
	December 31, 2021			December 31, 2020
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income (loss)			$(26,363)			$4,548
Other comprehensive income (loss):
Available-for-sale securities	$—	$—	$—	$(38)	$10	$(28)
Postemployment severance actuarial change	563	(145)	418	302	(78)	224
Unrealized gain (loss) on interest rate swap	101	(26)	75	—	—	—
Reclassification to (earnings) loss:
Amortization of actuarial change	(270)	69	(201)	(221)	57	(164)
Interest rate swap	133	(34)	99	—	—	—
Other comprehensive income (loss)	$527	$(136)	$391	$43	$(11)	$32
Total comprehensive income (loss)			$(25,972)			$4,580
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	(Unaudited)
	Six Months Ended
	December 31
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$(26,363)	$4,548
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,185	7,128
Amortization	4,854	1,702
Loss (gain) on sales of assets	25	(177)
Restructuring and asset impairment charges	1,342	1,462
Deferred income tax and other deferred charges	(3)	(747)
Goodwill impairment	34,118	—
Stock-based compensation	2,555	2,258
Change in earn-out liability	(17,900)	—
Other, net	(1,288)	(547)
Change in operating assets and liabilities:
Receivables	5,846	16,720
Inventories	(17,846)	5,376
Prepaid expenses and other current assets	(1,138)	156
Accounts payable	16,690	(5,785)
Customer deposits	12,247	7,271
Accrued expenses	(7,704)	(14,844)
Net cash provided by operating activities	12,620	24,521
Cash Flows From Investing Activities:
Capital expenditures	(9,343)	(5,895)
Proceeds from sales of assets	124	394
Cash paid for acquisition	—	(100,930)
Purchases of capitalized software	(2,198)	(3,047)
Purchases of available-for-sale securities	—	(10,000)
Maturities of available-for-sale securities	—	13,750
Other, net	104	(46)
Net cash used for investing activities	(11,313)	(105,774)
Cash Flows From Financing Activities:
Proceeds from revolving credit facility	10,000	40,000
Payments on revolving credit facility	(10,000)	—
Repayments of long-term debt	(30)	(27)
Dividends paid to shareholders	(6,620)	(6,643)
Repurchases of Common Stock	(2,447)	(638)
Repurchase of employee shares for tax withholding	(552)	(236)
Net cash (used for) provided by financing activities	(9,649)	32,456
Net Decrease in Cash, Cash Equivalents, and Restricted Cash (1)	(8,342)	(48,797)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period (1)	25,727	92,444
Cash, Cash Equivalents, and Restricted Cash at End of Period (1)	$17,385	$43,647
Supplemental Disclosure of Cash Flow Information
Non-cash items:
Contingent earn-out liability upon Poppin, Inc. acquisition	$—	$31,790
Cash paid (refunded) during the period for:
Income taxes	$(149)	$6,089
Interest expense	$497	$29
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

(Amounts in Thousands)	December 31, 2021	June 30, 2021	December 31, 2020	June 30, 2020
Cash and Cash Equivalents	$16,323	$24,336	$39,720	$91,798
Restricted cash included in Other Assets	1,062	1,391	3,927	646
Total Cash, Cash Equivalents, and Restricted Cash at end of period	$17,385	$25,727	$43,647	$92,444
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in Thousands, Except for Share and Per Share Data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
Three months ended December 31, 2021 (Unaudited)	Class A	Class B
Amounts at September 30, 2021	$9	$2,142	$5,628	$290,618	$1,857	$(69,735)	$230,519
Net income (loss)				(21,314)			(21,314)
Other comprehensive income (loss)					514		514
Issuance of unrestricted shares (9,000 shares)			(122)			122	—
Conversion of Class A to Class B common stock (7,000 shares)	—	—					—
Compensation expense related to stock compensation plans			1,433				1,433
Restricted stock units issuance (48,000 shares)			(924)			622	(302)
Repurchase of Common Stock (72,000 shares)						(806)	(806)
Dividends declared ($0.09 per share)				(3,380)			(3,380)
Amounts at December 31, 2021	$9	$2,142	$6,015	$265,924	$2,371	$(69,797)	$206,664

Three months ended December 31, 2020 (Unaudited)
Amounts at September 30, 2020	$10	$2,141	$3,681	$307,177	$2,168	$(67,484)	$247,693
Net income (loss)				(838)			(838)
Other comprehensive income (loss)					1		1
Issuance of unrestricted shares (11,000 shares)			(147)			147	—
Conversion of Class A to Class B common stock (1,000 shares)	(1)	1					—
Compensation expense related to stock compensation plans			1,309				1,309
Repurchase of Common Stock (62,000 shares)						(751)	(751)
Dividends declared ($0.09 per share)				(3,402)			(3,402)
Amounts at December 31, 2020	$9	$2,142	$4,843	$302,937	$2,169	$(68,088)	$244,012

Six months ended December 31, 2021 (Unaudited)
Amounts at June 30, 2021	$9	$2,142	$5,298	$299,034	$1,980	$(68,793)	$239,670
Net income (loss)				(26,363)			(26,363)
Other comprehensive income (loss)					391		391
Issuance of unrestricted shares (18,000 shares)			(242)			239	(3)
Conversion of Class A to Class B common stock (7,000 shares)	—	—					—
Compensation expense related to stock incentive plans			2,555				2,555
Restricted stock units issuance (78,000 shares)			(1,492)			1,014	(478)
Relative total shareholder return performance units issuance (5,000 shares)			(104)			72	(32)
Repurchase of Common Stock (196,000 shares)						(2,329)	(2,329)
Dividends declared ($0.18 per share)				(6,747)			(6,747)
Amounts at December 31, 2021	$9	$2,142	$6,015	$265,924	$2,371	$(69,797)	$206,664

Six months ended December 31, 2020 (Unaudited)
Amounts at June 30, 2020	$10	$2,141	$3,770	$305,024	$2,137	$(68,286)	$244,796
Net income				4,548			4,548
Other comprehensive income (loss)					32		32
Issuance of unrestricted shares (24,000 shares)			(315)			315	—
Conversion of Class A to Class B common stock (1,000 shares)	(1)	1					—
Compensation expense related to stock incentive plans			2,258				2,258
Restricted stock units issuance (15,000 shares)			(284)			204	(80)
Relative total shareholder return performance units issuance (32,000 shares)			(586)			430	(156)
Cumulative effect of change in accounting principle				134			134
Repurchase of Common Stock (62,000 shares)						(751)	(751)
Dividends declared ($0.18 per share)				(6,769)			(6,769)
Amounts at December 31, 2020	$9	$2,142	$4,843	$302,937	$2,169	$(68,088)	$244,012
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Kimball International, Inc. (the “Company,” “Kimball International,” “we,” “us,” or “our”) have been prepared in accordance with the instructions to Form 10-Q. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe that the disclosures are adequate to make the information presented not misleading. Intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements for the interim periods. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in our latest annual report on Form 10-K. Additionally, based on the duration and severity of the current global situation involving the COVID-19 pandemic and related supply chain disruptions, the extent to which COVID-19 will impact our business and our consolidated financial results will depend on future developments, which are highly uncertain and cannot be predicted.
Note 2. Recent Accounting Pronouncements and Supplemental Information
Recently Issued Accounting Pronouncements Not Yet Adopted:
In October 2021, the Financial Accounting Standards Board issued guidance on accounting for contract assets and contract liabilities, related to revenue contracts with customers, during a business combination by the acquiring business entity. The acquirer is to measure the contract asset and contract liability as of the acquisition date as if the acquirer had originated the contracts. This is a departure from the current practice under U.S. GAAP of recognizing contract assets and contract liabilities at fair value as of the acquisition date. The guidance will be effective for the Company in our first quarter of fiscal year 2024, though early adoption is permitted. Management is unable to predict whether the adoption of this guidance will have a material impact on the Company’s financial statements.
Goodwill and Other Intangible Assets:
Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset fair values resulting from business acquisitions. Goodwill is assigned to and the fair value is tested at the reporting unit level. Annually, or if conditions indicate an earlier assessment is necessary, we may assess qualitative factors to determine if it is more likely than not that the fair value is less than its carrying amount. We also have the option to bypass the qualitative assessment and proceed directly to performing the quantitative goodwill impairment test which compares the carrying value of the reporting unit to the reporting unit’s fair value to identify impairment. Under the quantitative assessment, if the fair value of the reporting unit is less than the carrying value, goodwill is written down to its fair value. The fair value is established primarily using a discounted cash flow analysis and secondarily a market approach utilizing current industry information. The calculation of the fair value of the reporting unit considers current market conditions existing at the assessment date and reporting unit specific scenarios weighted on probability of outcome.
Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, and determination of our weighted average cost of capital. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. While we have historically performed goodwill impairment testing annually during the second fiscal quarter, changes in circumstances may require an interim assessment of the carrying amounts of the Company’s reporting units relative to their fair values.
In connection with our annual goodwill impairment test and the preparation of our financial statements, we assessed goodwill at the reporting unit level for impairment during our second quarter of fiscal year 2022 and based on our analysis our Poppin reporting unit had a carrying amount that exceeded its fair value. A forecast revision to delay future sales and earnings growth of the Poppin reporting unit drove the decline in the fair value of the reporting unit, which was primarily attributable to changes in demand due to the ongoing COVID-19 pandemic and supply chain constraints. As a result, we recorded a goodwill impairment loss of $34.1 million during the second quarter of fiscal year 2022, as further discussed in Note 13. Fair Value of Notes to Condensed Consolidated Financial Statement.
The changes in the carrying amount of goodwill are summarized as follows:

(Amounts in Thousands)	Gross Goodwill	Accumulated Impairment	Net Carrying Amount
June 30, 2020	$12,893	$(1,733)	$11,160
Additions	70,802	—	70,802
June 30, 2021	83,695	(1,733)	81,962
Impairment	—	(34,118)	(34,118)
December 31, 2021	$83,695	$(35,851)	$47,844
See Note 3 - Acquisition of Notes to Condensed Consolidated Financial Statements for more information on this acquisition.
Other Intangible Assets reported on the Condensed Consolidated Balance Sheets consist of capitalized software, customer relationships, trade names, acquired technology, patents and trademarks, and non-compete agreements. Intangible assets are assessed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. As a result of the downward revision in the forecasted operations of Poppin, management identified that a triggering event had occurred, indicating that certain long lived assets may not recoverable. The intangible assets of the Poppin reporting unit were assessed for impairment during the second quarter of fiscal year 2022, and no impairment was identified. A summary of intangible assets subject to amortization is as follows:

	December 31, 2021			June 30, 2021
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$44,629	$34,617	$10,012	$43,200	$34,058	$9,142
Customer Relationships	19,050	5,323	13,727	19,050	3,936	15,114
Trade Names	36,570	4,983	31,587	36,570	3,154	33,416
Acquired Technology	7,000	1,061	5,939	7,000	559	6,441
Patents and Trademarks	354	32	322	354	16	338
Non-Compete Agreements	100	83	17	100	73	27
Other Intangible Assets	$107,703	$46,099	$61,604	$106,274	$41,796	$64,478
Amortization expense related to intangible assets was, in thousands, $2,415 and $4,854 during the quarter and year-to-date period ended December 31, 2021, and was, in thousands, $1,049 and $1,702 during the quarter and year-to-date period ended December 31, 2020. Amortization expense in future periods is expected to be, in thousands, $4,755 for the remainder of fiscal year 2022, and $8,878, $8,272, $8,038, and $7,687 in the four years ending June 30, 2026, and $23,974 thereafter. The estimated useful life of capitalized software ranges from 2 years to 13 years. The estimated useful life of acquired technology is 7 years. The amortization period for customer relationship intangible assets ranges from 10 years to 20 years. The estimated useful life of trade names is 10 years. The estimated useful life of non-compete agreements is 5 years. The estimated useful life of patents is 14 years and the estimated useful life of trademarks is 15 years.
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
Components of the Non-operating income (expense), net line, were:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2021	2020	2021	2020
Gain on Supplemental Employee Retirement Plan Investments	$680	$1,381	$587	$2,139
Other	29	(1)	(64)	(16)
Non-operating income, net	$709	$1,380	$523	$2,123

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
The contingent earn-out is payable on annual revenue and profitability milestones achieved through June 30, 2024. As of December 31, 2021 and June 30, 2021, the fair value of the contingent earn-out liability was $2.3 million and $20.2 million, respectively.
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

Goodwill is primarily attributable to the anticipated supply chain and revenue synergies including cross selling initiatives expected from the operations of the combined company. The goodwill is not deductible for tax purposes. See Note 2 - Recent Accounting Pronouncements and Supplemental Information of Notes to Condensed Consolidated Financial Statements for more information on goodwill and other intangible assets, including the goodwill impairment charge recognized during the quarter ended December 31, 2021. The purchase price allocation was final as of September 30, 2021.
The operating results of this acquisition are included in our consolidated financial statements beginning on December 9, 2020. For the second quarter of fiscal year 2022, net sales and net loss related to Poppin were $13.5 million of net sales and $3.8 million of net loss. For the year-to-date period ending December 31, 2021, net sales and net losses related to Poppin were $28.7 million of net sales and $7.1 million of net loss. The aforementioned net losses include amortization on acquired intangibles and exclude earn-out adjustments related to operating performance and goodwill impairment after the acquisition date. There were no direct acquisition costs during the quarter and year-to-date periods ended December 31, 2021.
Pro Forma Information
The following unaudited pro forma financial information summarizes the combined results of operations for Kimball International, Inc. and Poppin, Inc. as if the companies were combined as of the beginning of fiscal year 2020:

	(unaudited)	(unaudited)
	Three months ended	Six month ended
	December 31	December 31
(Amounts in Thousands, Except Per Share Data)	2020	2020
Net Sales	$143,500	$304,290
Net Income (Loss)	(1,640)	1,342
Diluted Earnings (Loss) Per Share of Common Stock	$(0.04)	$0.04
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
Note 4. Restructuring
We recognized pre-tax restructuring expense of $1.0 million and $2.5 million in the three and six months ended December 31, 2021, and recognized $1.6 million and $5.9 million for the three and six months ended December 31, 2020.
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
In addition to the savings already generated from first phase of the transformation restructuring plan, the efforts of this second phase of the transformation restructuring plan are expected to generate annualized pre-tax savings of approximately $16.0 million when it is fully implemented. We currently estimate this phase of the transformation restructuring plan will incur total pre-tax restructuring charges of approximately $16.0 million to $18.0 million, with approximately $5.5 million expected to be recorded in fiscal year 2022, and approximately $3.0 million thereafter. The restructuring charges are expected to consist of approximately $5.0 million to $5.5 million for severance and other employee-related costs, $5.5 million to $6.5 million for facility costs, and $5.5 million to $6.0 million for lease and other asset impairment. Approximately 65% of the total cost estimate is expected to be cash expense.

A summary of the charges recorded in connection with the second phase of the transformation restructuring plan is as follows:

	Three Months Ended		Six Months Ended		Charges Incurred to Date
	December 31		December 31
(Amounts in Thousands)	2021	2020	2021	2020
Cash-related restructuring charges:
Severance and other employee related costs	$87	$621	$233	$3,511	$5,315
Facility exit costs and other cash charges	434	109	890	236	2,477
Total cash-related restructuring charges	$521	$730	$1,123	$3,747	$7,792
Non-cash charges:
Impairment of assets and accelerated depreciation	489	525	1,342	985	3,498
Total charges	$1,010	$1,255	$2,465	$4,732	$11,290
A summary of the current period activity in accrued restructuring related to the second phase of the transformation restructuring plan is as follows:

(Amounts in Thousands)	Severance and other employee related costs
Balance at June 30, 2021	$1,386
Additions charged to expense	233
Cash payments charged against reserve	(1,521)
Balance at December 31, 2021	$98

Note 5. Revenue
Disaggregation of Revenue
The following table provides information about revenue by operating segment:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Millions)	2021	2020	2021	2020
Workplace	$92.6	$84.6	$184.4	$179.9
Health	28.5	27.0	53.1	47.6
Hospitality	16.8	21.8	41.7	53.8
eBusiness	13.5	2.8	28.8	2.8
Total Net Sales	$151.4	$136.2	$308.0	$284.1
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
We also receive deposits from certain customers before revenue is recognized, resulting in the recognition of a contract liability reported as Customer Deposits in the Condensed Consolidated Balance Sheets. Customer deposits are typically utilized within a year of the receipt of the deposit. The amount of revenue recognized during the six months ended December 31, 2021 that was included in the June 30, 2021 customer deposit balance was $21.9 million.
Note 6. Leases
We have operating leases for showrooms, manufacturing facilities, warehouses, certain offices, and other facilities to support our operations in addition to select equipment that expire at various dates through fiscal year 2027. We have no financing leases. Certain operating lease agreements include rental payments adjusted periodically for inflationary indices. Additionally, some leases include options to renew or terminate the leases which can be exercised at our discretion. Lease terms include the noncancellable portion of the underlying leases along with any reasonably certain lease periods associated with available renewal periods.
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
The components of our lease expenses are as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Millions)	2021	2020	2021	2020
Operating lease expense	$1.2	$1.0	$2.4	$1.8
Variable lease expense	0.3	0.6	1.7	1.3
Total lease expense	$1.5	$1.6	$4.1	$3.1
Right-of-use assets for operating leases are tested for impairment in the same manner as long-lived assets used in operations as explained in Note 13 - Fair Value of Notes to Condensed Consolidated Financial Statements. During the first half of fiscal years 2022 and 2021, we recorded $0.7 million and $0.2 million of right-of-use asset and associated leasehold improvement impairments, respectively. The impairment charges are included in the Restructuring Expense line item on our Condensed Consolidated Statements of Income. See Note 4 - Restructuring of Notes to Condensed Consolidated Financial Statements for more information on the impairments.

Supplemental cash flow and other information related to leases are as follows:

	Six Months Ended
	December 31
(Amounts in Millions)	2021	2020
Cash flow information:
Operating lease payments impacting lease liability	$3.4	$2.5
Non-cash impact of obtaining new right-of-use assets	$0.8	$5.1

	As of
	December 31
	2021	2020
Other information:
Weighted-average remaining term (in years)	4.0	4.6
Weighted-average discount rate	4.7%	4.5%
The following table summarizes the future minimum lease payments as of December 31, 2021:

Fiscal Year Ended
(Amounts in Millions)	June 30 (1)
2022	$3.2
2023	5.7
2024	3.6
2025	2.9
2026	1.9
Thereafter	1.1
Total lease payments	$18.4
Less interest	1.4
Present value of lease liabilities	$17.0
(1) Lease payments include options to extend lease terms that are reasonably certain of being exercised. The payments exclude legally binding minimum lease payments for leases signed but not yet commenced. At December 31, 2021, we had additional operating leases that have not yet commenced. The first lease, related to a new showroom location, is expected to commence in our third quarter of fiscal year 2022 with a lease term of approximately five years and we will record both a right-of-use asset and lease liability of $0.6 million. The second lease, related to expanded showroom and office space, is expected to commence in our third quarter of fiscal year 2022 with a lease term of approximately eight years and we will record both a right-of-use asset and lease liability of $4.7 million. The third lease, related to additional office space, is expected to commence in our third quarter of fiscal year 2022 with a lease term of approximately three years and we will record both a right-of-use asset and lease liability of $0.2 million. The fourth lease, related to office space in China is expected to commence in our third quarter of fiscal year 2022 with a lease term of approximately three years and we will record both a right-of-use asset and lease liability of $0.1 million.
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

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands, Except for Per Share Data)	2021	2020	2021	2020
Net Income (Loss)	$(21,314)	$(838)	$(26,363)	$4,548

Average Shares Outstanding for Basic EPS Calculation	36,749	36,962	36,785	36,968
Dilutive Effect of Average Outstanding Compensation Awards	—	—	—	497
Average Shares Outstanding for Diluted EPS Calculation	36,749	36,962	36,785	37,465

Basic Earnings (Loss) Per Share	$(0.58)	$(0.02)	$(0.72)	$0.12
Diluted Earnings (Loss) Per Share	$(0.58)	$(0.02)	$(0.72)	$0.12
All stock compensation awards were antidilutive as a result of the net loss for the quarter and year-to-date periods ended December 31, 2021. For the year-to-date period ended December 31, 2021, 741,000 average restricted stock units and 173,000 average relative total shareholder return awards were excluded from the dilutive calculation. Stock compensation awards were also antidilutive as a result of the net loss for the quarter ended December 31, 2020 and were excluded from the dilutive calculation, including 681,000 average restricted stock units and 164,000 average relative total shareholder return awards.
Note 8. Income Taxes
In determining the quarterly provision for income taxes we use an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which we operate. Unusual or infrequently occurring items are separately recognized in the quarter in which they occur. Our effective tax rates for the three and six months ended December 31, 2021 were negative tax rates of (21.0)% and (4.7)%, respectively, driven by the book versus tax treatment of nondeductible goodwill impairment and earn-out valuation adjustments. Our effective tax rate for the three months ended December 31, 2020 was a negative tax rate of (34.1)%, as nondeductible costs outweighed the tax benefit from the pre-tax loss during the quarter. Our effective tax rate for the six months ended December 31, 2020 of 31.3% was higher than the combined federal and state statutory tax rate due to nondeductible acquisition expenses related to the Poppin acquisition and nondeductible officer compensation which was not fully offset by tax credits.
Note 9. Inventories
Inventory components were as follows:

(Amounts in Thousands)	December 31, 2021	June 30, 2021
Finished products	$47,296	$37,787
Work-in-process	1,742	1,320
Raw materials	45,019	33,428
Total FIFO inventory	94,057	72,535
LIFO reserve	(21,920)	(18,244)
Total inventory	$72,137	$54,291
For interim reporting, LIFO inventories are computed based on quantities as of the end of the quarter and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur, except in cases where LIFO inventory liquidations are expected to be reinstated by fiscal year end. The earnings impact of LIFO inventory liquidations during the three and six month periods ended December 31, 2021 and 2020 was immaterial.

Note 10. Accumulated Other Comprehensive Income
During the three months ended December 31, 2021 and 2020, the changes in the balances of each component of Accumulated Other Comprehensive Income, net of tax, were as follows:

Accumulated Other Comprehensive Income
(Amounts in Thousands)	Unrealized Investment Gain (Loss)	Postemployment Benefits Net Actuarial Gain (Loss)	Interest Rate Swap Gain (Loss)	Accumulated Other Comprehensive Income
Balance at September 30, 2021	$—	$2,075	$(218)	$1,857
Other comprehensive income (loss) before reclassifications	—	222	336	558
Reclassification to (earnings) loss	—	(100)	56	(44)
Net current-period other comprehensive income (loss)	—	122	392	514
Balance at December 31, 2021	$—	$2,197	$174	$2,371

Balance at September 30, 2020	$14	$2,154	$—	$2,168
Other comprehensive income (loss) before reclassifications	(10)	92	—	82
Reclassification to (earnings) loss	—	(81)	—	(81)
Net current-period other comprehensive income (loss)	(10)	11	—	1
Balance at December 31, 2020	$4	$2,165	$—	$2,169
During the six months ended December 31, 2021 and 2020, the changes in the balances of each component of Accumulated Other Comprehensive Income, net of tax, were as follows:

Accumulated Other Comprehensive Income
(Amounts in Thousands)	Unrealized Investment Gain (Loss)	Postemployment Benefits Net Actuarial Gain (Loss)	Interest Rate Swap Gain (Loss)	Accumulated Other Comprehensive Income
Balance at June 30, 2021	$—	$1,980	$—	$1,980
Other comprehensive income (loss) before reclassifications	—	418	75	493
Reclassification to (earnings) loss	—	(201)	99	(102)
Net current-period other comprehensive income (loss)	—	217	174	391
Balance at December 31, 2021	$—	$2,197	$174	$2,371

Balance at June 30, 2020	$32	$2,105	$—	$2,137
Other comprehensive income (loss) before reclassifications	(28)	224	—	196
Reclassification to (earnings) loss	—	(164)	—	(164)
Net current-period other comprehensive income (loss)	(28)	60	—	32
Balance at December 31, 2020	$4	$2,165	$—	$2,169

The following reclassifications were made from Accumulated Other Comprehensive Income to the Condensed Consolidated Statements of Income (Loss):

Reclassifications from Accumulated Other Comprehensive Income	Three Months Ended		Six Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
	December 31		December 31
(Amounts in Thousands)	2021	2020	2021	2020
Postemployment Benefits Amortization of Actuarial Gain(1)	$134	$109	$270	$221	Non-operating income (expense), net
	(34)	(28)	(69)	(57)	Benefit (Provision) for Income Taxes
	$100	$81	$201	$164	Net Income (Loss)

Interest Rate Swap Gain (Loss)(2)	$(75)	$—	$(133)	$—	Interest expense
	19	—	34	—	Benefit (Provision) for Income Taxes
	$(56)	$—	$(99)	$—	Net Income (Loss)

Total Reclassifications for the Period	$44	$81	$102	$164	Net Income (Loss)
Amounts in parentheses indicate reductions to income.
(1) See Note 16 - Postemployment Benefits of Notes to Condensed Consolidated Financial Statements for further information on postemployment benefit plans.
(2) See Note 15 - Derivative Instruments of Notes to Condensed Consolidated Financial Statements for further information on derivative instruments.
Note 11. Long-Term Debt and Revolving Credit Facility
Short-term borrowings and long-term debt consisted of the following obligations:

(Amounts in Thousands)	December 31, 2021	June 30, 2021
Long-term debt under revolving credit facility due October 2024; 1.88% variable interest rate at December 31, 2021	$40,000	$40,000
Other debt maturing August 2024; 9.25% fixed interest rate	79	109
Total Debt	$40,079	$40,109

Aggregate maturities of long-term debt for the next three years through maturity are, in thousands, $33, $36 and $40,010, respectively.
As of December 31, 2021 we had a $125.0 million revolving credit facility with a maturity date of October 2024 that allowed for both issuances of letters of credit and cash borrowings. We also have an option to request an increase of the amount available for borrowing to $200.0 million, subject to participating banks’ consent. The revolving loans under the Credit Agreement could consist of, at our election, advances in U.S. dollars or advances in any other currency that was agreed to by the lenders. The proceeds of the loans are to be used for general corporate purposes including acquisitions. A portion of the revolving credit facility, not to exceed $10.0 million of the principal amount, was available for the issuance of letters of credit. At December 31, 2021, we had $1.7 million in letters of credit outstanding, which reduced our borrowing capacity on the revolving credit facility. Total availability to borrow under the revolving credit facility was $83.3 million at December 31, 2021. The commitment fee on the unused portion of principal amount of the revolving credit facility is payable at a rate that ranges from 20 to 30 basis points per annum as determined by our ratio of consolidated total indebtedness to adjusted consolidated EBITDA.
We were in compliance with all debt covenants of the revolving credit facility during the six-month period ended December 31, 2021.

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
Note 12. Commitments and Contingent Liabilities
Guarantees:
Standby letters of credit were issued to lessors and insurance institutions and can only be drawn upon in the event of our failure to pay our obligations to a beneficiary. As of December 31, 2021, we had a maximum financial exposure from unused standby letters of credit totaling $1.7 million.
We are not aware of circumstances that would require us to perform under these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our Condensed Consolidated Financial Statements. Accordingly, no liability has been recorded as of December 31, 2021 with respect to the standby letters of credit. We also enter into commercial letters of credit to facilitate payments to vendors and from customers.
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
Changes in the product warranty accrual for the six months ended December 31, 2021 and 2020 were as follows:

	Six Months Ended
	December 31
(Amounts in Thousands)	2021	2020
Product Warranty Liability at the beginning of the period	$2,861	$3,190
Additions to warranty accrual (including changes in estimates)	178	867
Settlements made (in cash or in kind)	(912)	(1,025)
Product Warranty Liability at the end of the period	$2,127	$3,032

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
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during the six months ended December 31, 2021 and 2020.
There were no changes in the inputs or valuation techniques used to measure fair values compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

In connection with the acquisition of Poppin, remaining contingent earn-out payments up to $65.0 million may be paid based on revenue and profitability milestones achieved through June 30, 2024, with the expected payments to be in the range of $0 to $5 million. As of December 31, 2021 and June 30, 2021, the fair value of the contingent earn-out liability was $2.3 million and $20.2 million, respectively. The liability is carried at fair value and is classified in Level 3 of the fair value hierarchy. During the three and six months ended December 31, 2021, the earn-out was revalued due to a lower likelihood of Poppin achieving targeted milestones during the earn-out period, resulting in decreases of $22.5 million and $17.9 million, respectively, in the contingent liability which was recognized as income.
The recurring Level 3 fair value measurements of our contingent consideration liability include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value		Valuation Technique	Unobservable Inputs	Range	Selected
Revenue and EBITDA Based Payments	$2.3	million	Discounted Cash Flow	Revenue Discount Rate	5.0% to 7.0%	5.8%
				EBITDA Volatility	40.0% to 50.0%	47.5%
				Revenue Volatility	8.0% to 11.0%	10.5%

Financial Instruments Recognized at Fair Value:
The following methods and assumptions were used to measure fair value:

Financial Instrument	Level	Valuation Technique/Inputs Used
Cash Equivalents: Money market funds	1	Market - Quoted market prices
Trading securities: Mutual funds held in nonqualified SERP	1	Market - Quoted market prices
Derivative Assets: Stock warrants	3
Market - The privately-held company is in a start-up phase. The pricing of recent purchases or sales of the investment are considered, if any, as well as positive and negative qualitative evidence, in the assessment of fair value. The value of the stock warrants fluctuates primarily in relation to the value of the privately-held company's underlying securities.

Derivative Asset: Interest Rate Swap	2	Market - Based on observable market inputs using standard calculations, such as time value, forward interest rate yield curves, and current spot rates adjusted for Kimball International's non-performance risk.
Contingent earn-out liability	3	Income - Based on a valuation model that measures the present value of the probable cash payments based upon the forecasted operating performance of the acquisition and a discount rate that captures the risk associated with the liability.

Recurring Fair Value Measurements:
As of December 31, 2021 and June 30, 2021, the fair values of financial assets that are measured at fair value on a recurring basis using the market or income approach are categorized as follows:

	December 31, 2021
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$544	$—	$—	$544
Derivatives: Interest rate swap contract	—	232	—	232
Trading Securities: Mutual funds in nonqualified SERP	14,312	—	—	14,312
Derivatives: Stock warrants	—	—	1,500	1,500
Total assets at fair value	$14,856	$232	$1,500	$16,588
Liabilities
Contingent earn-out liability	—	—	2,290	2,290
Total liabilities at fair value	$—	$—	$2,290	$2,290

	June 30, 2021
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$18,762	$—	$—	$18,762
Trading Securities: Mutual funds in nonqualified SERP	14,049	—	—	14,049
Derivatives: Stock warrants	—	—	1,500	1,500
Total assets at fair value	$32,811	$—	$1,500	$34,311
Liabilities
Contingent earn-out liability	—	—	20,190	20,190
Total liabilities at fair value	$—	$—	$20,190	$20,190
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

Non-recurring Fair Value Adjustment	Level	Valuation Technique/Inputs Used
Impairment of Right of Use Lease Assets and Related Asset Groups	3	Income - Based on a valuation model that measures the present value of remaining lease payments less estimated sublease income at a discount rate that captures the risk associated with the future cash flows.
Impairment of Goodwill	3
Income - Based on a valuation model that determines fair value based on estimated discounted future cash flows of each reporting unit, requiring the use of significant estimates and assumptions, including revenue growth rates and EBITDA margins, future market conditions and discount rates that capture the risk associated with future cash flows.

During the year-to-date period of fiscal years 2022 and 2021, we recorded $0.7 million and $0.2 million, respectively of right-of-use asset and associated leasehold improvement impairment resulting from closure of our leased Pennsylvania and Maryland facilities as part of our transformation restructuring plan. The impairment loss is included as a component of the Restructuring

Expense line item on our Condensed Consolidated Statements of Income. The asset groups used to calculate impairment included the right-of-use lease assets, leasehold improvements, and lease liabilities.
During the second quarter of fiscal year 2022, we recorded $34.1 million of goodwill impairment related to our Poppin business. Annual goodwill impairment testing determined the carrying value of the Poppin reporting unit exceeded its relative fair value, most notably driven by the impact of COVID-19 and supply chain disruptions on our sales growth models. The impairment loss is included in the Goodwill Impairment line item on our Condensed Consolidated Statements of Income.
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
Note 14. Investments
Supplemental Employee Retirement Plan Investments:
We maintain a self-directed supplemental employee retirement plan (“SERP”) in which executive employees are eligible to participate. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. We recognize SERP investment assets on the Condensed Consolidated Balance Sheets at current fair value. A SERP liability of the same amount is recorded on the Condensed Consolidated Balance Sheets representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in the Other Income (Expense) section of the Condensed Consolidated Statements of Income. Adjustments made to revalue the SERP liability are also recognized in income or expense as selling and administrative expenses and offset valuation adjustments on SERP investment assets. Net unrealized holding gains for the six months ended December 31, 2021 and 2020 were, in thousands, $163 and $1,747, respectively.
SERP asset and liability balances were as follows:

(Amounts in Thousands)	December 31, 2021	June 30, 2021
SERP investments - current asset	$3,860	$3,905
SERP investments - other long-term asset	10,452	10,144
Total SERP investments	$14,312	$14,049

SERP obligation - current liability	$3,860	$3,905
SERP obligation - other long-term liability	10,452	10,144
Total SERP obligation	$14,312	$14,049
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

Note 15. Derivative Instruments
Interest Rate Swap:
We are subject to interest rate risk related to the revolving credit facility and we enter into interest rate swap agreements that are based on LIBOR to manage this exposure. The interest rate swap agreements are designated as cash flow hedges that qualify for hedge accounting under the hypothetical derivative method. Fair value adjustments are recorded as a component of Accumulated Other Comprehensive Income, net of tax (“AOCI”) in the Condensed Consolidated Balance Sheets. Balances in AOCI are reclassified into earnings when transactions related to the underlying risk are settled. As of December 31, 2021 we held interest rate swaps with notional values totaling $40.0 million and a weighted average LIBOR fixed rate of 0.834%. See Note 13 - Fair Value of Notes to Condensed Consolidated Financial Statements for information regarding the fair value of our interest rate swap.
At December 31, 2021, our interest rate swap was recorded in current assets and non-current assets at $0.1 million and $0.1 million, respectively.
The pre-tax balance of interest rate swap gains in AOCI as of December 31, 2021 was $0.2 million. See Note 10 - Accumulated Other Comprehensive Income of Notes to Condensed Consolidated Financial Statements for information regarding activity recorded as a component of AOCI during the three and six months ended December 31, 2021. As of December 31, 2021, we have $0.1 million of interest rate swap gains recorded in AOCI which are expected to be reclassified into earnings within the next twelve months.
Stock Warrants:
We hold a total investment of $2.0 million in a privately-held company, including $1.5 million in stock warrants. The investment in stock warrants is accounted for as a derivative instrument and is included in the Other Assets line of the Condensed Consolidated Balance Sheets. The stock warrants are convertible into equity shares of the privately-held company upon achieving certain milestones. The value of the stock warrants will fluctuate primarily in relation to the value of the privately-held company's underlying securities, either providing an appreciation in value or potentially expiring with no value. During the quarter ended December 31, 2021, the change in fair value of the stock warrants was not significant. See Note 13 - Fair Value of Notes to Condensed Consolidated Financial Statements for more information on the valuation of these securities.
Note 16. Postemployment Benefits
Our domestic employees participate in severance plans which provide severance benefits to eligible employees meeting the plans’ qualifications, primarily for involuntary termination without cause.
The components of net periodic postemployment benefit cost applicable to our severance plans were as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2021	2020	2021	2020
Service cost	$129	$121	$265	$243
Interest cost	13	10	28	21
Amortization of actuarial income	(134)	(109)	(270)	(221)
Net periodic benefit cost	$8	$22	$23	$43
The benefit cost in the above table includes only normal recurring levels of severance activity, as estimated using an actuarial method. Unusual or non-recurring severance actions, such as restructuring actions, are not estimable using actuarial methods and are expensed in accordance with the applicable U.S. GAAP.
Note 17. Stock Compensation
Stock-based compensation expense during the quarter and year-to-date periods ended December 31, 2021 was $1.5 million and $2.6 million, respectively, and during the quarter and year-to-date periods ended December 31, 2020, was $1.3 million and $2.3 million, respectively. The total income tax benefit for stock compensation arrangements during the quarter and year-to-date period ended December 31, 2021 was $0.3 million and $0.6 million, respectively, and during the quarter and year-to-date period ended December 31, 2020 was $0.3 million and $0.6 million, respectively.

During fiscal year 2022, the following stock compensation was awarded to officers and other key employees and to members of the Board of Directors who are not employees. All awards were granted under the 2017 Stock Incentive Plan. For more information on stock compensation awards, refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Type of Award	Quarter Awarded	Targeted Shares or Units	Grant Date Fair Value (4)
Relative Total Shareholder Return Performance Units (1)	1st Quarter	63,110	$15.54
Restricted Stock Units (2)	1st Quarter	214,330	$12.57	-	$13.02
Restricted Stock Units (2)	2nd Quarter	42,142	$10.42	-	$11.05
Unrestricted Shares (3)	1st Quarter	8,966	$13.11	-	$13.25
Unrestricted Shares (3)	2nd Quarter	9,246	$11.58
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
Management currently considers the following events, trends, and uncertainties to be most important to understanding our financial condition and operating performance:
•COVID-19 and Operational Impacts - The COVID-19 pandemic continued to adversely impact our financial performance during the second quarter of fiscal year 2022 as shipping and manufacturing disruptions related to supply chain and labor constraints have driven delays. While total orders received during the second quarter of fiscal year 2022 increased 28% compared to the same quarter of fiscal year 2021 with increases in workplace and health more than offsetting a decline in hospitality orders received, supply and labor constraints may delay conversion of orders to shipments. We continue to believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our revolving credit facility will be sufficient to meet our working capital and other operating needs for at least the next twelve months. The following are key uncertainties related to the COVID-19 pandemic:
◦Labor constraints - A shortage of manufacturing labor is a limiting factor for our production. In addition to limiting the volume of production, the labor shortage also may drive increased labor costs driven by both increased wages and overtime expenses.
◦Supply constraints - We are experiencing inflationary pressure on our materials coupled with supplier volatility as certain suppliers are also experiencing material and labor shortages. We are working to offset these issues through price increases on our products, supplier negotiations, global sourcing initiatives, product re-engineering and parts standardization. To avoid future gross margin compression, timely adjustments to customer prices in conjunction with inflationary pressure on our manufacturing inputs may be necessary.
◦Shipping disruptions - We expect to continue to be exposed to fluctuations in both domestic freight and ocean freight costs. Transportation costs are managed by optimizing logistics and supply chain planning, but the current freight rate levels are elevated such that significant year-over-year increases occurred during the second half of our fiscal year 2021 and first half of 2022 and are expected to remain elevated. We intend to adjust customer pricing as necessary to mitigate increased freight costs.
◦Vaccine mandates – The Biden administration had proposed a vaccine mandate on federal contractors. As a federal contractor, we took steps to comply with the requirements of Executive Order 14042, which is currently pending the outcome of ongoing litigation. To incentivize employee compliance, during December 2021 we offered a one-time incentive to employees who complied with the requirements of Executive Order 14042 which totaled $2.7 million in the second quarter of fiscal year 2022.

•Transformation Restructuring Plan - Included in the current phase of our transformation restructuring plan are activities such as the streamlining of manufacturing facilities, voluntary retirement incentive programs, and the consolidation of showrooms. This phase of the transformation restructuring plan began in the first quarter of our fiscal year 2021, and we expect a substantial majority of the restructuring actions to be completed by the end of fiscal year 2023. In addition to the savings already generated from the first phase of the transformation restructuring plan, the efforts of this second phase of the transformation restructuring plan are expected to generate annualized pre-tax savings of approximately $16.0 million when it is fully implemented. See Note 4 - Restructuring of Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•During the second quarter of fiscal year 2021, we acquired Poppin, Inc. (“Poppin”), a tech-enabled, market-leading B2B commercial furniture design company headquartered in New York City, New York. Poppin designs commercial-grade furniture that is made to mix, match, and scale in today’s modern office and work-from-home environments. In addition to the cash consideration paid at acquisition date, the acquisition purchase price included contingent payments based on revenue and profitability milestones achieved through June 30, 2024. As of the acquisition date the fair value of the contingent earn-

out was $31.8 million. As of the end of our second quarter of fiscal year 2022 the fair value of the contingent earn-out liability was $2.3 million. During the second quarter of fiscal year 2022 we recorded goodwill impairment of $34.1 million as the carrying value of Poppin exceeded its fair value as of the October 31, 2022 testing date. See Note 3 - Acquisition of Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•In connection with the $40.0 million of borrowings on our revolving credit facility, during the first half of fiscal year 2022 we entered into an interest rate swap agreement with a bank with a notional value of $40.0 million. The interest rate swap agreement exchanges the variable interest rate on the revolving line of credit with a fixed interest rate and is used to hedge our exposure to interest rate risk.
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
•We continue to maintain a strong balance sheet. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our revolving credit facility, was $99.6 million at December 31, 2021.
Financial Overview

	At or for the Three Months Ended			For the Six Months Ended
	December 31			December 31
(Amounts in Millions, Except for Per Share Data)	2021	2020	% Change	2021	2020	% Change
Net Sales	$151.4	$136.2	11%	$308.0	$284.1	8%
Organic Net Sales*	137.9	133.5	3%	279.3	281.5	(1%)
Gross Profit	46.4	45.5	2%	95.5	97.9	(2%)
Selling and Administrative Expenses	51.9	46.0	13%	102.1	87.7	16%
Contingent Earn-out (Gain) Loss	(22.5)	—		(17.9)	—
Restructuring Expense	1.0	1.6		2.5	5.9
Goodwill Impairment	34.1	—		34.1	—
Operating Income (Loss)	(18.1)	(2.0)	(790%)	(25.2)	4.4	(674%)
Operating Income (Loss) %	(12.0%)	(1.5%)		(8.2%)	1.5%
Adjusted Operating Income (Loss) *	$(0.4)	$4.9	(108%)	$0.2	$16.5	(99%)
Adjusted Operating Income (Loss) % *	(0.3%)	3.6%		0.1%	5.8%
Net Income (Loss)	$(21.3)	$(0.8)	(2,443%)	$(26.4)	$4.5	(680%)
Net Income (Loss) as a Percentage of Net Sales	(14.1%)	(0.6%)		(8.6%)	1.6%
Adjusted Net Income (Loss) *	$(5.7)	$3.3	(272%)	$(3.8)	$11.9	(131%)
Diluted Earnings (Loss) Per Share	$(0.58)	$(0.02)	(2,800%)	$(0.72)	$0.12	(700%)
Adjusted Diluted Earnings (Loss) Per Share*	$(0.16)	$0.09	(278%)	$(0.10)	$0.32	(131%)
Return on Invested Capital **	0.9%	15.9%		1.5%	12.4%
Adjusted EBITDA *	$4.0	$9.1	(56%)	$8.9	$24.9	(64%)
Adjusted EBITDA % *	2.7%	6.7%		2.9%	8.8%
Order Backlog **	$196.9	$144.9	36%
* Items indicated represent Non-GAAP (Generally Accepted Accounting Principles) measurements.
** Items indicated represent Key Performance Indicators.
See the “Non-GAAP Financial Measures and Other Key Performance Indicators” section below.

Net Sales by End Market
	Three Months Ended			Six Months Ended
	December 31			December 31
(Amounts in Millions)	2021	2020	% Change	2021	2020	% Change
Workplace	$106.1	$87.4	21%	$213.2	$182.7	17%
Health	28.5	27.0	6%	53.1	47.6	12%
Hospitality	16.8	21.8	(23%)	41.7	53.8	(22%)
Total Net Sales	$151.4	$136.2	11%	$308.0	$284.1	8%
Our Workplace end market includes sales to the commercial, financial, government and education vertical markets and eBusiness. The revenue of the Poppin acquisition is included in eBusiness.
Second quarter fiscal year 2022 consolidated net sales were $151.4 million compared to second quarter fiscal year 2021 net sales of $136.2 million, an 11% increase. Organic net sales increased $4.4 million, or 3% compared to the second quarter of fiscal year 2021 as increased pricing and increased sales of workplace and health products more than offset a decline in our hospitality market. Consolidated net sales for the year-to-date period of fiscal year 2022 increased 8% compared to the same year-to-date period in fiscal year 2021. Organic net sales decreased $2.2 million, or 1% compared to the year-to-date period of fiscal year 2021 as increased pricing and increased sales of workplace and health products were offset by a decline in our hospitality market. Each of our end market sales levels can fluctuate depending on overall demand and mix of projects in a given period.
Order backlog at December 31, 2021 increased $52.0 million, or 36%, when compared to the backlog level as of December 31, 2020, as the backlog of Poppin coupled with the increased backlog of workplace and health more than offset a decline in our hospitality end market backlog. Increased lead times have also contributed to the increase in our backlog levels. Backlog at a point in time may not be indicative of future sales trends.
Gross profit as a percent of net sales decreased 270 basis points to 30.7% for the second quarter of fiscal year 2022 from 33.4% for the second quarter of fiscal year 2021. Gross profit as a percent of net sales decreased 350 basis points to 31.0% for the year-to-date period of fiscal year 2022 from 34.5% for the year-to-date period of fiscal year 2021. For both the second quarter and year-to-date periods, price increases, savings realized from our operational excellence initiatives, and lower healthcare expenses were more than offset by inflationary pressure on materials, increased freight costs, manufacturing labor increases, the cost associated with the one-time COVID vaccine incentive, and the impact of LIFO expense.
Selling and administrative expenses in the second quarter and year-to-date period of fiscal year 2022 compared to the second quarter and year-to-date period of fiscal year 2021 increased $6.0 million and $14.4 million, respectively, and 60 and 220 basis points as a percent of net sales, respectively, due to the incremental selling and administrative expenses of our acquired Poppin business which were partially offset by reductions in our selling and administrative expense of our organic business. The consulting costs related to the Poppin acquisition in the prior year second quarter did not repeat in the current year second quarter. We also recorded decreased employee benefit expenses, decreased salary expenses, increased incentive compensation expenses, increased expense for our COVID vaccine incentive, and increased travel and entertainment expenses compared to the second quarter and year-to-date period of the prior year. During the second quarter and year-to-date period of fiscal year 2022 we recorded lower selling and administrative expenses related to the normal revaluation to fair value of our Supplemental Employee Retirement Plan (“SERP”) liability. The impact from the change in the SERP liability that was recognized in selling and administrative expenses was offset with the change in fair value of the SERP investments which was recorded in Other Income (Expense), and thus there was no effect on net income.
We recognized pre-tax restructuring expense of $1.0 million and $2.5 million for the three and six months ended December 31, 2021, respectively, and $1.6 million and $5.9 million for the three and six months ended December 31, 2020, respectively. See Note 4 - Restructuring of Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
In connection with our annual goodwill impairment test, we assessed goodwill at the reporting unit level for impairment during our second quarter of fiscal year 2022 and based on our analysis our Poppin reporting unit had carrying value in excess of the calculated fair value. The decline in the fair value of the reporting unit was driven by revised sales forecasts primarily attributable to changes in demand due to the ongoing COVID-19 pandemic and supply chain constraints. As a result, we recorded a pre-tax, non-cash charge to reduce the carrying value of goodwill by $34.1 million during the second quarter of fiscal year 2022. We also recorded a non-cash pre-tax contingent earn-out benefit during the second quarter and year-to-date periods of fiscal year 2022, of $22.5 million and $17.9 million, respectively, which partially offset the goodwill impairment, as there is a lower likelihood of Poppin achieving targeted milestones during the earn-out period.
Other Income (Expense) consisted of the following:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2021	2020	2021	2020
Interest Income	$43	$87	$52	$189
Interest Expense	(275)	(58)	(532)	(86)
Gain on Supplemental Employee Retirement Plan Investments	680	1,381	587	2,139
Other	29	(1)	(64)	(16)
Other Income (Expense), net	$477	$1,409	$43	$2,226
Our effective tax rates for the three and six months ended December 31, 2021 were negative tax rates of (21.0)% and (4.7)%, respectively, driven by the book versus tax treatment of nondeductible goodwill impairment and earn-out valuation adjustments. Our effective tax rate for the three months ended December 31, 2020 was a negative tax rate of (34.1)%, as nondeductible costs outweighed the tax benefit from the pre-tax loss during the quarter. Our effective tax rate for the six months ended December 31, 2020 of 31.3% was higher than the combined federal and state statutory tax rate due to nondeductible acquisition expenses related to the Poppin acquisition and nondeductible officer compensation which was not fully offset by tax credits.
Comparing the balance sheet as of December 31, 2021 to June 30, 2021, our inventory and accounts payable balances increased as we are ramping up our material purchases and production to fulfill our increased order backlog and to cushion against supply chain disruptions. Our customer deposit balance has also increased in line with our increased order backlog. Finally, due to COVID-19 and supply chain disruptions which have temporarily delayed Poppin’s sales growth expectations, we recognized a goodwill impairment charge which reduced our goodwill balance, and we also reduced our earn-out liability due to the lower likelihood of Poppin achieving targeted milestones during the earn-out period.
Liquidity and Capital Resources
Our total cash and cash equivalents was $16.3 million at December 31, 2021 and $24.3 million at June 30, 2021. Our total debt was $40.1 million at both December 31, 2021 and June 30, 2021. Cash flows from operations of $12.6 million were more than offset by capital expenditures, including capitalized software, of $11.5 million and the return of capital to shareholders in the form of dividends totaling $6.6 million and stock repurchases totaling $2.4 million during the first six months of fiscal year 2022.
Working capital at December 31, 2021 and June 30, 2021 was $28.8 million and $44.1 million, respectively. The current ratio was 1.2 and 1.4 at December 31, 2021 and June 30, 2021, respectively.
Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our revolving credit facility, totaled $99.6 million at December 31, 2021. At December 31, 2021, we had $1.7 million in letters of credit outstanding, which reduced our borrowing capacity on the revolving credit facility. We had $40.0 million of borrowings on our revolving credit facility at December 31, 2021 and June 30, 2021. Total availability to borrow under the credit facility totaled $83.3 million at December 31, 2021.
Cash Flows
The following table reflects the major categories of cash flows for the first six months of fiscal years 2022 and 2021.

	Six Months Ended
	December 31
(Amounts in Thousands)	2021	2020
Net cash provided by operating activities	$12,620	$24,521
Net cash used for investing activities	$(11,313)	$(105,774)
Net cash (used for) provided by financing activities	$(9,649)	$32,456

Cash Flows from Operating Activities
For the first six months of fiscal year 2022 net cash provided by operating activities was $12.6 million inclusive of net loss of $26.4 million which included $34.1 million of goodwill impairment and $17.9 million of contingent earn-out liability gains. In the first six months of fiscal year 2021 net cash provided by operating activities was $24.5 million inclusive of $4.5 million of net income. Changes in working capital balances provided $12.8 million of cash in the first six months of fiscal year 2022 and provided $8.9 million of cash in the first six months of fiscal year 2021.
The $12.8 million of cash provided by changes in working capital balances in the first six months of fiscal year 2022 was driven by a $17.8 million increase in inventory which was more than offset by a $16.7 million increase in our accounts payable and a $12.2 million increase in customer deposits. The inventory and accounts payable increases were due to an increase in material purchases and production to fulfill our increased order backlog and to cushion against supply chain disruptions, and the increase in customer deposits was also related to our increased order backlog.
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
Our measure of accounts receivable performance, also referred to as Days Sales Outstanding (“DSO”), for the six-month periods ended December 31, 2021 and December 31, 2020 were 32 and 35 days, respectively. The DSO decrease was largely driven by declines in our accounts receivable balances from the elevated levels earlier in the COVID-19 pandemic and the impact of the Poppin business which has lower DSO than our other brands. We define DSO as the average of monthly accounts and notes receivable divided by an average day’s net sales. Our Production Days Supply on Hand (“PDSOH”) of inventory measure for the six-month periods ended December 31, 2021 and December 31, 2020 were 69 and 63 days, respectively. The increase in PDSOH was driven by increases in inventory levels, primarily in-transit inventory. In addition, the inventory levels of the Poppin acquisition increased our fiscal year-to-date PDSOH by approximately 2 days compared to the year-to-date period of the prior fiscal year. We define PDSOH as the average of the monthly net inventory divided by an average day’s cost of sales.
Cash Flows from Investing Activities
During the first six months of fiscal years 2022 and 2021, we reinvested $11.5 million and $8.9 million, respectively, into capital investments for the future. The current year capital investments includes current construction of a warehouse, and both the current and prior year capital investments include various manufacturing equipment upgrades to increase automation in production facilities, configuration design software, and facility improvements. We expended $100.9 million of cash for the Poppin acquisition during the first half of fiscal year 2021. During the first six months of fiscal year 2021, we invested $10.0 million in available-for-sale securities, and $13.8 million matured.
Cash Flows from Financing Activities
During the six months ended December 31, 2021, we had proceeds from borrowings on our revolving credit facility of $10.0 million and during the same period we also repaid $10.0 million on our revolving credit facility. During the six months ended December 31, 2020 we had proceeds from borrowings on our credit facility of $40.0 million which was utilized for the Poppin acquisition. We paid dividends of $6.6 million in both the six-month periods ended December 31, 2021 and December 31, 2020, respectively. Consistent with our historical dividend policy, our Board of Directors evaluates the appropriate dividend payment on a quarterly basis. We repurchased shares pursuant to a previously announced stock repurchase program, which drove cash outflow of $2.4 million in the year-to-date period of fiscal year 2022. Future debt payments may be paid out of cash flows from operations or from future refinancing of our debt.

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
As of December 31, 2021 we had a $125.0 million revolving credit facility with a maturity date of October 2024 that allowed for both issuances of letters of credit and cash borrowings. We also have an option to request an increase of the amount available for borrowing to $200.0 million, subject to participating banks’ consent. The loans under the Credit Agreement could consist of, at our election, advances in U.S. dollars or advances in any other currency that was agreed to by the lenders. The proceeds are to be used for general corporate purposes including acquisitions. A portion of the revolving credit facility, not to exceed $10 million of the principal amount, was available for the issuance of letters of credit. At December 31, 2021, we had $1.7 million in letters of credit outstanding, which reduced our borrowing capacity on the revolving credit facility. At December 31, 2021 and June 30, 2021 we had $40.0 million in borrowings outstanding.
The revolving credit facility requires us to comply with certain debt covenants, the most significant of which is the adjusted leverage ratio and the interest coverage ratio. The adjusted leverage ratio is defined as (a) consolidated total indebtedness minus unencumbered U.S. cash equivalents in excess of $15,000,000 provided that the maximum subtraction does not exceed $35,000,000 to (b) adjusted consolidated EBITDA, determined as of the end of each of our fiscal quarters for the then most recently ended four fiscal quarters, to not be greater than 3.00 to 1.00. The interest coverage ratio, for any period, of (a) Consolidated EBITDA for such period to (b) cash interest expense for such period, calculated on a consolidated basis in accordance with GAAP for the trailing four quarter period then ending, to not be less than 3.00 to 1.00. We were in compliance with all debt covenants of the revolving credit facility during the six-month period ended December 31, 2021.
The table below compares the adjusted leverage ratio and the interest coverage ratio with the limits specified in the credit agreement.

	At or For the Period Ended	Limit As Specified in
Covenant	December 31, 2021	Credit Agreement	Excess
Adjusted Leverage Ratio	2.08	3.00	0.92
Interest Coverage Ratio	22.00	3.00	19.00
Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our revolving credit facility will be sufficient to meet our working capital and other operating needs for at least the next twelve months. Our Board of Directors declared quarterly dividends of $0.09 per share paid during our third quarter of fiscal year 2022. Future cash dividends are subject to approval by our Board of Directors and may be adjusted as business needs or market conditions change.
During the remainder of fiscal year 2022 we expect to invest approximately $18 million in capital expenditures, particularly for construction of a warehouse, software, and projects such as machinery and equipment upgrades and automation. During the current fiscal year the capital expenditures are expected to be partially offset by $5 million of cash proceeds from the sale of a warehouse property. As of December 31, 2021, there have been no material changes to our short-term and long-term contractual obligations as discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 outside the ordinary course of business. We also continuously monitor for potential acquisitions that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability.
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

Non-GAAP Financial Measures and Other Key Performance Indicators
This Management’s Discussion and Analysis (“MD&A”) contains non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with U.S. GAAP in the statements of income, statements of comprehensive income, balance sheets, statements of cash flows, or statements of shareholders’ equity of the company. The non-GAAP financial measures used within this MD&A include (1) organic net sales, defined as net sales excluding acquisition-related net sales; (2) adjusted operating income, defined as operating income (loss) excluding restructuring expenses, goodwill impairment, CEO transition costs, acquisition-related amortization and inventory valuation adjustments, costs of acquisition, contingent earn-out gain or loss, COVID vaccine incentive costs, and market value adjustments related to our SERP liability; (3) adjusted operating income percentage, defined as adjusted operating income as a percentage of net sales; (4) adjusted net income, defined as net income (loss) excluding restructuring expenses, goodwill impairment, CEO transition costs, acquisition-related amortization and inventory valuation adjustments, costs of acquisition, contingent earn-out gain or loss, COVID vaccine incentive costs; (5) adjusted diluted earnings per share, defined as diluted earnings (loss) per share excluding restructuring expenses, goodwill impairment, acquisition-related amortization and inventory valuation adjustments, costs of acquisition, contingent earn-out gain or loss, and COVID vaccine incentive costs; (6) adjusted EBITDA, defined as earnings before interest, statutory income tax impacts for taxable after-tax measures, depreciation, and amortization and excluding restructuring expenses, goodwill impairment, CEO transition costs, acquisition-related inventory valuation adjustments, costs of acquisition, contingent earn-out gain or loss, and COVID vaccine incentive costs; and (7) adjusted EBITDA percentage, defined as adjusted EBITDA as a percentage of net sales. Reconciliations of the reported GAAP numbers to these non-GAAP financial measures are included in the tables below. Management believes it is useful for investors to understand and to be able to meaningfully trend, analyze and benchmark how our core operations performed without market value adjustments related to our SERP liability, without expenses incurred in executing our transformation restructuring plan, without CEO transition costs, and without acquisition-related costs. Many of our internal performance measures that management uses to make certain operating decisions exclude these expenses to enable meaningful trending of core operating metrics. These non-GAAP financial measures should not be viewed as an alternative to the GAAP measures and are presented as supplemental information.

Reconciliation of Non-GAAP Financial Measures and Other Key Performance Indicators
(Amounts in Thousands, Except for Per Share Data)

Organic Net Sales	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Net Sales, as reported	$151,403	$136,197	$308,013	$284,141
Less: Poppin acquisition net sales	13,494	2,678	28,718	2,678
Organic Net Sales	$137,909	$133,519	$279,295	$281,463

Adjusted Operating Income (Loss)	Three Months Ended		Six Months Ended
	December 31		December 31
	2021	2020	2021	2020
Operating Income (Loss), as reported	$(18,095)	$(2,034)	$(25,222)	$4,395
Add: Pre-tax Restructuring Expense	1,010	1,616	2,465	5,856
Add: Pre-tax Goodwill Impairment	34,118	—	34,118	—
Add: Pre-tax Expense Adjustment to SERP Liability	680	1,381	587	2,139
Add: Pre-tax CEO Transition Costs	—	141	—	282
Add: Pre-tax Acquisition-related Amortization	1,610	395	3,220	395
Add: Pre-tax Acquisition-related Inventory Valuation Adjustment	62	42	205	42
Add: Pre-tax Costs of Acquisition	—	3,388	—	3,388
Add: Pre-tax Contingent Earn-Out (Gain) Loss	(22,510)	—	(17,900)	—
Add: Pre-tax COVID Vaccine Incentive	2,709	—	2,709	—
Adjusted Operating Income (Loss)	$(416)	$4,929	$182	$16,497
Net Sales	$151,403	$136,197	$308,013	$284,141
Adjusted Operating Income (Loss) %	(0.3%)	3.6%	0.1%	5.8%

Adjusted Net Income (Loss)	Three Months Ended		Six Months Ended
	December 31		December 31
	2021	2020	2021	2020
Net Income (Loss), as reported	$(21,314)	$(838)	$(26,363)	$4,548
Pre-tax Restructuring Expense	1,010	1,616	2,465	5,856
Tax on Restructuring Expense	(259)	(416)	(634)	(1,508)
Add: After-tax Restructuring Expense	751	1,200	1,831	4,348
Pre-tax Goodwill Impairment	34,118	—	34,118	—
Tax on Goodwill Impairment	—	—	—	—
Add: After-tax Goodwill Impairment	34,118	—	34,118	—
Pre-tax CEO Transition Costs	—	141	—	282
Tax on CEO Transition Costs	—	(36)	—	(72)
Add: After-tax CEO Transition Costs	—	105	—	210
Pre-tax Acquisition-related Amortization	1,610	395	3,220	395
Tax on Acquisition-related Amortization	(414)	(102)	(829)	(102)
Add: After-tax Acquisition-related Amortization	1,196	293	2,391	293
Pre-tax Acquisition-related Inventory Valuation Adjustment	62	42	205	42
Tax on Acquisition-related Inventory Valuation Adjustment	(16)	(11)	(53)	(11)
Add: After-tax Acquisition-related Inventory Adjustment	46	31	152	31
Pre-tax Costs of Acquisition	—	3,388	—	3,388
Tax on Costs of Acquisition	—	(872)	—	(872)
Add: After-tax Costs of Acquisition	—	2,516	0	2,516
Pre-tax Contingent Earn-Out (Gain) Loss	(22,510)	—	(17,900)	—
Tax on Contingent Earn-Out (Gain) Loss	—	—	—	—
Add: After-tax Contingent Earn-Out (Gain) Loss	(22,510)	—	(17,900)	—
Pre-tax COVID Vaccine Incentive	2,709	—	2,709	—
Tax on COVID Vaccine Incentive	(697)	—	(697)	—
Add: After-tax COVID Vaccine Incentive	2,012	—	2,012	—
Adjusted Net Income (Loss)	$(5,701)	$3,307	$(3,759)	$11,946

Adjusted Diluted Earnings (Loss) Per Share	Three Months Ended		Six Months Ended
	December 31		December 31
	2021	2020	2021	2020
Diluted Earnings (Loss) Per Share, as reported	$(0.58)	$(0.02)	$(0.72)	$0.12
Add: After-tax Restructuring Expense	0.02	0.03	0.05	0.12
Add: After-tax Goodwill Impairment	0.93	—	0.93	—
Add: After-tax Acquisition-related Amortization	0.03	0.01	0.07	0.01
Add: After-tax Acquisition-related Inventory Adjustment	—	—	0.01	—
Add: After-tax Costs of Acquisition	—	0.07	—	0.07
Add: After-tax Contingent Earn-Out (Gain) Loss	(0.61)	—	(0.49)	—
Add: COVID Vaccine Incentive	0.05	—	0.05	—
Adjusted Diluted Earnings (Loss) Per Share	$(0.16)	$0.09	$(0.10)	$0.32

Adjusted EBITDA
	Three Months Ended		Six Months Ended
	December 31		December 31
	2021	2020	2021	2020
Net Income (Loss)	$(21,314)	$(838)	$(26,363)	$4,548
Provision for Income Taxes	3,696	213	1,184	2,073
Income (Loss) Before Taxes on Income	(17,618)	(625)	(25,179)	6,621
Interest Expense	275	58	532	86
Interest Income	(43)	(87)	(52)	(189)
Depreciation	3,623	3,536	7,185	7,128
Amortization	2,415	1,049	4,854	1,702
Pre-tax Restructuring Expense	1,010	1,616	2,465	5,856
Pre-Tax Goodwill Impairment	34,118	—	34,118	—
Pre-tax CEO Transition Costs	—	141	—	282
Pre-tax Acquisition-related Inventory Valuation Adjustment	62	42	205	42
Pre-tax Costs of Acquisition	—	3,388	—	3,388
Pre-tax Contingent Earn-Out (Gain) Loss	(22,510)	—	(17,900)	—
Pre-tax COVID Vaccine Incentive	2,709	—	2,709	—
Adjusted EBITDA	$4,041	$9,118	$8,937	$24,916
Adjusted EBITDA %	2.7%	6.7%	2.9%	8.8%
The order backlog metric is a key performance indicator representing firm orders placed by our customers which have not yet been fulfilled and are expected to be recognized as revenue during future quarters. The timing of shipments can vary, but generally the backlog of orders is expected to ship within a six-month period.
Return on Invested Capital is a key performance indicator calculated as: [(Earnings Before Interest, Taxes, Amortization, Restructuring Expense, CEO Transition Costs, Acquisition-related Inventory Valuation Adjustments, and Contingent Earn-out Gain or Loss) multiplied by (1 minus Effective Tax Rate)] divided by (Total Shareholders’ Equity plus Net Debt). Net Debt is defined as current maturities of long-term debt plus long-term debt less cash, cash equivalents, and short-term investments.

Fair Value
During the second quarter and year-to-date period of fiscal year 2022, no financial instruments were affected by a lack of market liquidity. Financial assets classified as level 1 assets were valued using readily available market pricing. We evaluated the inputs used to value the instruments and validated the accuracy of the instrument fair values based on historical evidence. For the interest rate swap classified as a level 2 asset, the fair value is determined based on market data which use observable market inputs using standard calculations, such as time value, forward interest rate yield curves and current spot rates adjusted for Kimball International’s non-performance risk. We evaluated the inputs used to value the interest rate swap and validated the accuracy and hedge effectiveness using a qualitative approach. The investment in stock warrants and equity securities without readily determinable fair value of a privately-held company are classified as level 3 financial assets. The stock warrants are accounted for as a derivative instrument valued on a recurring basis considering the pricing of recent purchases or sales of the investment as well as positive and negative qualitative evidence, while the equity securities without readily determinable fair value are accounted for as a cost-method investment which carries the securities at cost, except in the event of impairment. The contingent earn-out liability is classified as a Level 3 financial liability and is valued based on a valuation model that measures the present value of the probable cash payments based upon the forecasted operating performance of the acquisition and a discount rate that captures the risk associated with the liability.
Goodwill is classified as a Level 3 financial asset and is based on a valuation model that measures the present value of estimated future cash flows of the reporting unit at a discount rate that captures the risk associated with these future cash flows. During the second quarter of fiscal year 2022, we recorded $34.1 million of goodwill impairment related to our Poppin business, as the annual goodwill impairment testing determined the carrying value of the Poppin reporting unit exceeded its relative fair value, most notably driven by the impact of COVID-19 and supply chain disruptions on our sales growth models.
See Note 13 - Fair Value of Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
Critical Accounting Policies
Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the Condensed Consolidated Financial Statements and related notes. Actual results could differ from these estimates and assumptions. Management continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021. During the first six months of fiscal year 2022, there were no material changes in the accounting policies and assumptions previously disclosed.
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
We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors
There have been no additional material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A share repurchase program authorized by the Board of Directors was announced on August 11, 2015. The program allows for the repurchase of up to two million shares of common stock and will remain in effect until all shares authorized have been repurchased. On February 7, 2019 an additional two million shares of common stock were authorized by the Board of Directors for repurchase. At December 31, 2021, 2.0 million shares remained available under the repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (October 1-October 31, 2021)	68,796	$11.20	68,796	2,036,413
Month #2 (November 1-November 30, 2021)	3,148	$11.28	3,148	2,033,265
Month #3 (December 1-December 31, 2021)	—	$—	—	2,033,265
Total	71,944	$11.20	71,944

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3(a)	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed October 29, 2021)
3(b)	Amended and Restated By-Laws of the Company, effective as of October 27, 2021 (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed October 29, 2021)
10(a)	Amended and Restated 2017 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 29, 2021)
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from Kimball International, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2021 are formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2021, formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBALL INTERNATIONAL, INC.

By:	/s/ KRISTINE L. JUSTER
Kristine L. Juster Chief Executive Officer
February 4, 2022

By:	/s/ TIMOTHY J. WOLFE
Timothy J. Wolfe Chief Financial Officer
February 4, 2022