Form 10-Q
period 2022-03-31
KIMBALL INTERNATIONAL INC
filed 2022-05-05
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s common stock as of April 28, 2022 was:
Class A Common Stock - 181,067 shares
Class B Common Stock - 36,634,841 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	(Unaudited)
	March 31, 2022	June 30, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$12,726	$24,336
Receivables, net of allowances of $1,040 and $1,121, respectively	71,495	58,708
Inventories	83,545	54,291
Prepaid expenses and other current assets	30,686	22,012
Total current assets	198,452	159,347
Property and equipment, net of accumulated depreciation of $191,299 and $191,757, respectively	92,542	90,623
Right-of-use operating lease assets	16,922	14,654
Goodwill	47,844	81,962
Other intangible assets, net of accumulated amortization of $48,344 and $41,796, respectively	59,911	64,478
Deferred tax assets	15,738	16,368
Other assets	17,193	17,163
Total Assets	$448,602	$444,595

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$33	$30
Accounts payable	70,446	41,537
Customer deposits	27,595	24,438
Current portion of operating lease liability	6,254	6,590
Dividends payable	3,688	3,532
Accrued expenses	37,081	39,115
Total current liabilities	145,097	115,242
Long-term debt, less current maturities	58,046	40,079
Long-term earn-out liability	4,440	20,190
Long-term operating lease liability	14,025	12,536
Other liabilities	14,994	16,878
Total other long-term liabilities	91,505	89,683
Shareholders’ Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized: 50,000,000 Shares issued: 181,000 and 188,000, respectively	9	9
Class B - Shares authorized: 100,000,000 Shares issued: 42,842,000 and 42,835,000, respectively	2,142	2,142
Additional paid-in capital	7,025	5,298
Retained earnings	268,836	299,034
Accumulated other comprehensive income	3,505	1,980
Less: Treasury stock, at cost, 6,222,000 shares and 6,148,000 shares, respectively	(69,517)	(68,793)
Total Shareholders’ Equity	212,000	239,670
Total Liabilities and Shareholders’ Equity	$448,602	$444,595
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31		March 31
	2022	2021	2022	2021
Net Sales	$180,918	$138,676	$488,931	$422,817
Cost of Sales	125,782	98,843	338,254	285,079
Gross Profit	55,136	39,833	150,677	137,738
Selling and Administrative Expenses	48,783	44,930	150,863	132,584
Other General (Income) Expense	(4,523)	—	(4,523)	—
Contingent Earn-out (Gain) Loss	2,150	—	(15,750)	—
Restructuring Expense	1,730	2,617	4,195	8,473
Goodwill Impairment	—	—	34,118	—
Operating Income (Loss)	6,996	(7,714)	(18,226)	(3,319)
Other Income (Expense):
Interest income	25	59	77	248
Interest expense	(390)	(177)	(922)	(263)
Non-operating income (expense), net	(870)	311	(347)	2,434
Other income (expense), net	(1,235)	193	(1,192)	2,419
Income (Loss) Before Taxes on Income	5,761	(7,521)	(19,418)	(900)
Provision (Benefit) for Income Taxes	(534)	(2,992)	650	(919)
Net Income (Loss)	$6,295	$(4,529)	$(20,068)	$19

Earnings (Loss) Per Share of Common Stock:
Basic Earnings (Loss) Per Share	$0.17	$(0.12)	$(0.55)	$0.00
Diluted Earnings (Loss) Per Share	$0.17	$(0.12)	$(0.55)	$0.00

Class A and B Common Stock:
Average Number of Shares Outstanding - Basic	36,795	36,860	36,788	36,932
Average Number of Shares Outstanding - Diluted	37,061	36,860	36,788	37,529
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands)

	(Unaudited)			(Unaudited)
	Three Months Ended			Three Months Ended
	March 31, 2022			March 31, 2021
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income (loss)			$6,295			$(4,529)
Other comprehensive income (loss):
Available-for-sale securities	$—	$—	$—	$(4)	$1	$(3)
Postemployment severance actuarial change	251	(66)	185	174	(45)	129
Unrealized gain (loss) on interest rate swap	1,345	(347)	998	—	—	—
Reclassification to (earnings) loss:
Amortization of actuarial change	(129)	34	(95)	(112)	29	(83)
Interest rate swap	62	(16)	46	—	—	—
Other comprehensive income (loss)	$1,529	$(395)	$1,134	$58	$(15)	$43
Total comprehensive income (loss)			$7,429			$(4,486)

	(Unaudited)			(Unaudited)
	Nine Months Ended			Nine Months Ended
	March 31, 2022			March 31, 2021
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income (loss)			$(20,068)			$19
Other comprehensive income (loss):
Available-for-sale securities	$—	$—	$—	$(42)	$11	$(31)
Postemployment severance actuarial change	814	(211)	603	476	(123)	353
Unrealized gain (loss) on interest rate swap	1,446	(373)	1,073	—	—	—
Reclassification to (earnings) loss:
Amortization of actuarial change	(399)	103	(296)	(333)	86	(247)
Interest rate swap	195	(50)	145	—	—	—
Other comprehensive income (loss)	$2,056	$(531)	$1,525	$101	$(26)	$75
Total comprehensive income (loss)			$(18,543)			$94
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	(Unaudited)
	Nine Months Ended
	March 31
	2022	2021
Cash Flows From Operating Activities:
Net income (loss)	$(20,068)	$19
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities:
Depreciation	10,820	10,836
Amortization	7,212	4,212
Gain on sales of assets	(4,537)	(165)
Restructuring and asset impairment charges	1,527	1,916
Deferred income tax and other deferred charges	95	(491)
Goodwill impairment	34,118	—
Stock-based compensation	3,708	4,048
Change in earn-out liability	(15,750)	—
Other, net	(2,528)	(1,440)
Change in operating assets and liabilities:
Receivables	(12,847)	24,055
Inventories	(29,254)	7,057
Prepaid expenses and other current assets	(7,928)	(1,991)
Accounts payable	27,600	(9,391)
Customer deposits	3,157	2,636
Accrued expenses	(1,927)	(13,971)
Net cash (used for) provided by operating activities	(6,602)	27,330
Cash Flows From Investing Activities:
Capital expenditures	(12,869)	(8,968)
Proceeds from sales of assets	5,498	498
Cash paid for acquisition	—	(101,478)
Purchases of capitalized software	(2,925)	(4,940)
Purchases of available-for-sale securities	—	(10,000)
Maturities of available-for-sale securities	—	14,750
Other, net	(50)	74
Net cash used for investing activities	(10,346)	(110,064)
Cash Flows From Financing Activities:
Proceeds from revolving credit facility	45,000	40,000
Payments on revolving credit facility	(27,000)	—
Repayments of long-term debt	(30)	(28)
Dividends paid to shareholders	(9,925)	(9,969)
Repurchases of Common Stock	(2,447)	(2,077)
Repurchase of employee shares for tax withholding	(590)	(258)
Net cash provided by financing activities	5,008	27,668
Net Decrease in Cash, Cash Equivalents, and Restricted Cash (1)	(11,940)	(55,066)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period (1)	25,727	92,444
Cash, Cash Equivalents, and Restricted Cash at End of Period (1)	$13,787	$37,378
Supplemental Disclosure of Cash Flow Information
Non-cash items:
Contingent earn-out liability upon Poppin, Inc. acquisition	$—	$31,790
Cash paid (refunded) during the period for:
Income taxes	$(99)	$6,239
Interest expense	$862	$211
(1) The following table reconciles cash and cash equivalents in the balance sheets to cash, cash equivalents, and restricted cash per the statements of cash flows. The restricted cash included in other assets on the balance sheet represents amounts pledged as collateral for a long-term financing arrangement as contractually required by a lender. The restriction will lapse when the related debt is paid. Restricted cash also included customer deposits held due to a foreign entity being classified as a restricted entity by a government agency subsequent to our receipt of the deposit and cash held in escrow for repayment of the Payment Protection Program loan that Poppin, Inc. obtained prior to its acquisition.

(Amounts in Thousands)	March 31, 2022	June 30, 2021	March 31, 2021	June 30, 2020
Cash and Cash Equivalents	$12,726	$24,336	$33,451	$91,798
Restricted cash included in Other Assets	1,061	1,391	3,927	646
Total Cash, Cash Equivalents, and Restricted Cash at end of period	$13,787	$25,727	$37,378	$92,444
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in Thousands, Except for Share and Per Share Data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
Three months ended March 31, 2022 (Unaudited)	Class A	Class B
Amounts at December 31, 2021	$9	$2,142	$6,015	$265,924	$2,371	$(69,797)	$206,664
Net income (loss)				6,295			6,295
Other comprehensive income (loss)					1,134		1,134
Issuance of unrestricted shares (12,000 shares)			7			158	165
Compensation expense related to stock compensation plans			1,153				1,153
Restricted stock units issuance (9,000 shares)			(150)			122	(28)
Dividends declared ($0.09 per share)				(3,383)			(3,383)
Amounts at March 31, 2022	$9	$2,142	$7,025	$268,836	$3,505	$(69,517)	$212,000

Three months ended March 31, 2021 (Unaudited)
Amounts at December 31, 2020	$9	$2,142	$4,843	$302,937	$2,169	$(68,088)	$244,012
Net income (loss)				(4,529)			(4,529)
Other comprehensive income (loss)					43		43
Issuance of unrestricted shares (13,000 shares)			(196)			172	(24)
Conversion of Class A to Class B common stock (1,000 shares)	—	—					—
Compensation expense related to stock compensation plans			1,790				1,790
Repurchase of Common Stock (109,000 shares)						(1,441)	(1,441)
Dividends declared ($0.09 per share)				(3,392)			(3,392)
Amounts at March 31, 2021	$9	$2,142	$6,437	$295,016	$2,212	$(69,357)	$236,459

Nine months ended March 31, 2022 (Unaudited)
Amounts at June 30, 2021	$9	$2,142	$5,298	$299,034	$1,980	$(68,793)	$239,670
Net income (loss)				(20,068)			(20,068)
Other comprehensive income (loss)					1,525		1,525
Issuance of unrestricted shares (30,000 shares)			(235)			397	162
Conversion of Class A to Class B common stock (5,000 shares)	—	—					—
Compensation expense related to stock incentive plans			3,708				3,708
Restricted stock units issuance (87,000 shares)			(1,642)			1,136	(506)
Relative total shareholder return performance units issuance (5,000 shares)			(104)			72	(32)
Repurchase of Common Stock (196,000 shares)						(2,329)	(2,329)
Dividends declared ($0.27 per share)				(10,130)			(10,130)
Amounts at March 31, 2022	$9	$2,142	$7,025	$268,836	$3,505	$(69,517)	$212,000

Nine months ended March 31, 2021 (Unaudited)
Amounts at June 30, 2020	$10	$2,141	$3,770	$305,024	$2,137	$(68,286)	$244,796
Net income (loss)				19			19
Other comprehensive income (loss)					75		75
Issuance of unrestricted shares (37,000 shares)			(511)			487	(24)
Conversion of Class A to Class B common stock (2,000 shares)	(1)	1					—
Compensation expense related to stock incentive plans			4,048				4,048
Restricted stock units issuance (15,000 shares)			(284)			204	(80)
Relative total shareholder return performance units issuance (32,000 shares)			(586)			430	(156)
Cumulative effect of change in accounting principle				134			134
Repurchase of Common Stock (171,000 shares)						(2,192)	(2,192)
Dividends declared ($0.27 per share)				(10,161)			(10,161)
Amounts at March 31, 2021	$9	$2,142	$6,437	$295,016	$2,212	$(69,357)	$236,459
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Kimball International, Inc. (the “Company,” “Kimball International,” “we,” “us,” or “our”) have been prepared in accordance with the instructions to Form 10-Q. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted, although we believe that the disclosures are adequate to make the information presented not misleading. Intercompany transactions and balances have been eliminated. Management believes the financial statements include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial statements for the interim periods. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim period or for the entire fiscal year. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in our latest annual report on Form 10-K. Additionally, based on the duration and severity of the current global situation involving the COVID-19 pandemic, related supply chain disruptions and inflation, the extent to which COVID-19 will impact our business and our consolidated financial results will depend on future developments, which are highly uncertain and cannot be predicted.
Note 2. Recent Accounting Pronouncements and Supplemental Information
Recently Issued Accounting Pronouncements Not Yet Adopted:
In October 2021, the Financial Accounting Standards Board issued guidance on accounting for contract assets and contract liabilities, related to revenue contracts with customers, during a business combination by the acquiring business entity. The acquirer is to measure the contract asset and contract liability as of the acquisition date as if the acquirer had originated the contracts. This is a departure from the current practice under U.S. GAAP of recognizing contract assets and contract liabilities at fair value as of the acquisition date. The guidance will be effective in our first quarter of fiscal year 2024, though early adoption is permitted. Management is unable to predict whether the adoption of this guidance will have a material impact on our financial statements.
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
Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, and determination of our weighted average cost of capital. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. While we have historically performed goodwill impairment testing annually during the second fiscal quarter, changes in circumstances may require an interim assessment of the carrying amounts of our reporting units relative to their fair values.
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
The changes in the carrying amount of goodwill are summarized as follows:

(Amounts in Thousands)	Gross Goodwill	Accumulated Impairment	Net Carrying Amount
June 30, 2020	$12,893	$(1,733)	$11,160
Additions	70,802	—	70,802
June 30, 2021	83,695	(1,733)	81,962
Impairment	—	(34,118)	(34,118)
March 31, 2022	$83,695	$(35,851)	$47,844
See Note 3 - Acquisition of Notes to Condensed Consolidated Financial Statements for more information on this acquisition.
Other Intangible Assets reported on the Condensed Consolidated Balance Sheets consist of capitalized software, customer relationships, trade names, acquired technology, patents and trademarks, and non-compete agreements. Intangible assets are assessed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. As a result of the downward revision in the forecasted operations of Poppin, management identified that a triggering event had occurred, indicating that certain long lived assets may not be recoverable. The intangible assets of the Poppin reporting unit were assessed for impairment during the second quarter of fiscal year 2022, and no impairment was identified. A summary of intangible assets subject to amortization is as follows:

	March 31, 2022			June 30, 2021
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$45,181	$34,992	$10,189	$43,200	$34,058	$9,142
Customer Relationships	19,050	6,016	13,034	19,050	3,936	15,114
Trade Names	36,570	5,897	30,673	36,570	3,154	33,416
Acquired Technology	7,000	1,312	5,688	7,000	559	6,441
Patents and Trademarks	354	39	315	354	16	338
Non-Compete Agreements	100	88	12	100	73	27
Other Intangible Assets	$108,255	$48,344	$59,911	$106,274	$41,796	$64,478
A summary of the useful lives of intangible assets subject to amortization is as follows:

Years
Capitalized Software	2 to 13
Customer Relationships	10 to 20
Trade Names	10
Acquired Technology	7
Patents	14
Trademarks	15
Non-Compete Agreements	5
Amortization expense related to intangible assets was, in thousands, $2,358 and $7,212 during the quarter and year-to-date period ended March 31, 2022, and was, in thousands, $2,510 and $4,212 during the quarter and year-to-date period ended

March 31, 2021. Amortization expense in future periods is expected to be, in thousands, $2,462 for the remainder of fiscal year 2022, and $9,060, $8,454, $8,167, and $7,716 in the four years ending June 30, 2026, and $24,051 thereafter.
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
Other General (Income) Expense:
Other General (Income) Expense includes the gain related to the sale of a warehouse during the third quarter of fiscal year 2022.

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2022	2021	2022	2021
Other General (Income) Expense	$(4,523)	$—	$(4,523)	$—
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
Components of the Non-operating income (expense), net line, were:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2022	2021	2022	2021
Gain (Loss) on SERP Investments	$(887)	$428	$(300)	$2,567
Other	17	(117)	(47)	(133)
Non-operating income (expense), net	$(870)	$311	$(347)	$2,434

Note 3. Acquisition
On December 9, 2020, we acquired Poppin, Inc. (“Poppin”), a tech-enabled, market-leading B2B commercial furniture design company headquartered in New York City, New York. Poppin designs commercial-grade furniture that is made to mix, match, and scale in today’s modern office and work-from-home environments. The acquisition purchase price totaled $110.4 million in initial cash consideration plus $31.8 million in contingent earn-out consideration as valued at the date of acquisition.
The contingent earn-out is payable on annual revenue and profitability milestones achieved through June 30, 2024. As of March 31, 2022 and June 30, 2021, the fair value of the contingent earn-out liability was $4.4 million and $20.2 million, respectively.
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

Goodwill is primarily attributable to the anticipated supply chain and revenue synergies including cross selling initiatives expected from the operations of the combined company. The goodwill is not deductible for tax purposes. See Note 2 - Recent Accounting Pronouncements and Supplemental Information of Notes to Condensed Consolidated Financial Statements for more information on goodwill and other intangible assets, including the goodwill impairment charge recognized during the second quarter of fiscal year 2022. The purchase price allocation was final as of September 30, 2021.
The operating results of this acquisition are included in our consolidated financial statements beginning on December 9, 2020. For the third quarter of fiscal year 2022, net sales and net loss related to Poppin were $17.2 million of net sales and $3.6 million of net loss. For the year-to-date period ending March 31, 2022, net sales and net losses related to Poppin were $45.9 million of net sales and $10.6 million of net loss. The aforementioned net losses include amortization on acquired intangibles and exclude earn-out adjustments related to operating performance and goodwill impairment after the acquisition date. There were no direct acquisition costs during the quarter and year-to-date periods ended March 31, 2022.
Pro Forma Information
The following unaudited pro forma financial information summarizes the combined results of operations for Kimball International, Inc. and Poppin, Inc. as if the companies were combined as of the beginning of fiscal period presented below:

(unaudited)
Nine months ended
March 31
(Amounts in Thousands, Except Per Share Data)	2021
Net Sales	$442,966
Net Income (Loss)	(3,187)
Diluted Earnings (Loss) Per Share of Common Stock	$(0.08)
This pro forma financial information is based on historical results of operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments. This pro forma information is not necessarily indicative of what our results would have been had we operated the businesses since the beginning of the period presented. The pro forma adjustments reflect the income statement effects of amortization of intangibles related to the fair value adjustments of the assets acquired, acquisition-related costs, incremental interest expense, and the related tax effects.
Note 4. Restructuring
We recognized pre-tax restructuring expense of $1.7 million and $4.2 million in the three and nine months ended March 31, 2022, and recognized $2.6 million and $8.5 million for the three and nine months ended March 31, 2021.
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
In addition to the savings already generated from the first phase of the transformation restructuring plan, the efforts of this second phase of the transformation restructuring plan are expected to generate annualized pre-tax savings of approximately $18.0 million when it is fully implemented. We currently estimate this phase of the transformation restructuring plan will incur total pre-tax restructuring charges of approximately $17.5 million to $18.5 million, with approximately $6.0 million expected to be recorded in fiscal year 2022, and approximately $3.5 million thereafter. The restructuring charges are expected to consist of approximately $5.5 million to $6.0 million for severance and other employee-related costs, $6.0 million to $6.2 million for facility costs, and $6.0 million to $6.3 million for lease and other asset impairment. Approximately 65% of the total cost estimate is expected to be cash expense.

A summary of the charges recorded in connection with the second phase of the transformation restructuring plan is as follows:

	Three Months Ended		Nine Months Ended		Charges Incurred to Date
	March 31		March 31
(Amounts in Thousands)	2022	2021	2022	2021
Cash-related restructuring charges:
Severance and other employee related costs	$539	$1,404	$772	$4,915	$5,854
Facility exit costs and other cash charges	1,006	613	1,896	849	3,483
Total cash-related restructuring charges	$1,545	$2,017	$2,668	$5,764	$9,337
Non-cash charges:
Impairment of assets and accelerated depreciation	185	452	1,527	1,437	3,683
Total charges	$1,730	$2,469	$4,195	$7,201	$13,020
A summary of the current period activity in accrued restructuring related to the second phase of the transformation restructuring plan is as follows:

(Amounts in Thousands)	Severance and other employee related costs
Balance at June 30, 2021	$1,386
Additions charged to expense	788
Cash payments charged against reserve	(1,645)
Non-cash adjustments	(25)
Balance at March 31, 2022	$504

Note 5. Revenue
Disaggregation of Revenue
The following table provides information about revenue by operating segment:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Millions)	2022	2021	2022	2021
Workplace	$102.5	$70.0	$290.2	$249.9
Health	26.6	24.6	76.2	72.2
Hospitality	34.5	35.2	76.4	89.0
eBusiness	17.3	8.9	46.1	11.7
Total Net Sales	$180.9	$138.7	$488.9	$422.8
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
We also receive deposits from certain customers before revenue is recognized, resulting in the recognition of a contract liability reported as Customer Deposits in the Condensed Consolidated Balance Sheets. Customer deposits are typically utilized within a year of the receipt of the deposit. The amount of revenue recognized during the nine months ended March 31, 2022 that was included in the June 30, 2021 customer deposit balance was $23.5 million.
Note 6. Leases
We have operating leases for showrooms, manufacturing facilities, warehouses, certain offices, and other facilities to support our operations in addition to select equipment that expire at various dates through fiscal year 2030. We have no financing leases. Certain operating lease agreements include rental payments adjusted periodically for inflationary indices. Additionally, some leases include options to renew or terminate the leases which can be exercised at our discretion. Lease terms include the noncancellable portion of the underlying leases along with any reasonably certain lease periods associated with available renewal periods.
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
The components of our lease expenses are as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Millions)	2022	2021	2022	2021
Operating lease expense	$1.2	$1.3	$3.6	$3.1
Variable lease expense	1.1	1.2	2.8	2.5
Total lease expense	$2.3	$2.5	$6.4	$5.6
Right-of-use assets for operating leases are tested for impairment in the same manner as long-lived assets used in operations as explained in Note 13 - Fair Value of Notes to Condensed Consolidated Financial Statements. During the first nine months of fiscal years 2022 and 2021, we recorded $0.7 million and $0.2 million of right-of-use asset and associated leasehold improvement impairments, respectively. The impairment charges are included in the Restructuring Expense line item on our Condensed Consolidated Statements of Income. See Note 4 - Restructuring of Notes to Condensed Consolidated Financial Statements for more information on the impairments.

Supplemental cash flow and other information related to leases are as follows:

	Nine Months Ended
	March 31
(Amounts in Millions)	2022	2021
Cash flow information:
Operating lease payments impacting lease liability	$5.8	$4.2
Non-cash impact of obtaining new right-of-use assets	$6.3	$5.1

	As of
	March 31
	2022	2021
Other information:
Weighted-average remaining term (in years)	4.8	4.4
Weighted-average discount rate	4.4%	4.5%
The following table summarizes the future minimum lease payments as of March 31, 2022:

Fiscal Year Ended
(Amounts in Millions)	June 30 (1)
2022	$1.5
2023	6.0
2024	4.5
2025	3.8
2026	2.8
Thereafter	3.9
Total lease payments	$22.5
Less interest	2.2
Present value of lease liabilities	$20.3
(1) Lease payments include options to extend lease terms that are reasonably certain of being exercised.
In fiscal year 2021, we executed a contract to sell a warehouse which was accounted for as a failed sale leaseback as control did not pass to the buyer. During the third quarter of fiscal year 2022 we received payment and control passed to the buyer, and we recorded a pre-tax gain on sale of the warehouse of $4.5 million. The gain was recorded in the Other General (Income) Expense line item in the Condensed Consolidated Statements of Income.

Note 7. Earnings Per Share
Basic earnings per share are based on the weighted average number of shares outstanding during the period. Diluted earnings per share are based on the weighted average number of shares outstanding plus the assumed issuance of common shares for all potentially dilutive securities.

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands, Except for Per Share Data)	2022	2021	2022	2021
Net Income (Loss)	$6,295	$(4,529)	$(20,068)	$19

Average Shares Outstanding for Basic EPS Calculation	36,795	36,860	36,788	36,932
Dilutive Effect of Average Outstanding Compensation Awards	266	—	—	597
Average Shares Outstanding for Diluted EPS Calculation	37,061	36,860	36,788	37,529

Basic Earnings (Loss) Per Share	$0.17	$(0.12)	$(0.55)	$0.00
Diluted Earnings (Loss) Per Share	$0.17	$(0.12)	$(0.55)	$0.00
All stock compensation awards were antidilutive as a result of the net loss for the year-to-date period ended March 31, 2022, thus 753,000 average restricted stock units and 173,000 average relative total shareholder return awards were excluded from the dilutive calculation. Stock compensation awards were also antidilutive as a result of the net loss for the quarter ended March 31, 2021, thus were excluded from the dilutive calculation, including 752,000 average restricted stock units and 166,000 average relative total shareholder return awards.
Note 8. Income Taxes
In determining the quarterly provision for income taxes we use an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which we operate. Unusual or infrequently occurring items are separately recognized in the quarter in which they occur. Our effective tax rates for the three and nine months ended March 31, 2022 were negative tax rates of (9.3)% and (3.3)%, respectively, driven by the book versus tax treatment of nondeductible goodwill impairment and earn-out valuation adjustments. Our effective tax rate for the three and nine months ended March 31, 2021 were 39.8% and 102.1%, respectively. These rates were higher than the combined federal and state statutory tax rate primarily due to R&D tax credits, which increased the tax benefit associated with the pre-tax losses during the quarter and year-to-date periods.
Note 9. Inventories
Inventory components were as follows:

(Amounts in Thousands)	March 31, 2022	June 30, 2021
Finished products	$56,235	$37,787
Work-in-process	1,829	1,320
Raw materials	48,988	33,428
Total FIFO inventory	107,052	72,535
LIFO reserve	(23,507)	(18,244)
Total inventory	$83,545	$54,291
For interim reporting, LIFO inventories are computed based on quantities as of the end of the quarter and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur, except in cases where LIFO inventory liquidations are expected to be reinstated by fiscal year end. LIFO expense including the effect of changes in quantities, price levels, and inventory liquidations during the three and nine month periods ended March 31, 2022 totaled $1.6 million and $5.3 million, respectively. The earnings impacts of LIFO inventory liquidations during both the three and nine month periods ended March 31, 2022 were income, of $1.6 million which was more than offset by LIFO expense resulting from inflation. LIFO expense during the three and nine month periods ended March 31, 2021 totaled $0.3 million and $0.8 million, respectively. The earnings impacts of LIFO inventory liquidations during the three and nine month periods ended March 31, 2021 were $0.4 million and $0.6 million, respectively.

Note 10. Accumulated Other Comprehensive Income
During the three months ended March 31, 2022 and 2021, the changes in the balances of each component of Accumulated Other Comprehensive Income, net of tax, were as follows:

Accumulated Other Comprehensive Income
(Amounts in Thousands)	Unrealized Investment Gain (Loss)	Postemployment Benefits Net Actuarial Gain (Loss)	Interest Rate Swap Gain (Loss)	Accumulated Other Comprehensive Income
Balance at December 31, 2021	$—	$2,197	$174	$2,371
Other comprehensive income (loss) before reclassifications	—	185	998	1,183
Reclassification to (earnings) loss	—	(95)	46	(49)
Net current-period other comprehensive income (loss)	—	90	1,044	1,134
Balance at March 31, 2022	$—	$2,287	$1,218	$3,505

Balance at December 31, 2020	$4	$2,165	$—	$2,169
Other comprehensive income (loss) before reclassifications	(3)	129	—	126
Reclassification to (earnings) loss	—	(83)	—	(83)
Net current-period other comprehensive income (loss)	(3)	46	—	43
Balance at March 31, 2021	$1	$2,211	$—	$2,212
During the nine months ended March 31, 2022 and 2021, the changes in the balances of each component of Accumulated Other Comprehensive Income, net of tax, were as follows:

Accumulated Other Comprehensive Income
(Amounts in Thousands)	Unrealized Investment Gain (Loss)	Postemployment Benefits Net Actuarial Gain (Loss)	Interest Rate Swap Gain (Loss)	Accumulated Other Comprehensive Income
Balance at June 30, 2021	$—	$1,980	$—	$1,980
Other comprehensive income (loss) before reclassifications	—	603	1,073	1,676
Reclassification to (earnings) loss	—	(296)	145	(151)
Net current-period other comprehensive income (loss)	—	307	1,218	1,525
Balance at March 31, 2022	$—	$2,287	$1,218	$3,505

Balance at June 30, 2020	$32	$2,105	$—	$2,137
Other comprehensive income (loss) before reclassifications	(31)	353	—	322
Reclassification to (earnings) loss	—	(247)	—	(247)
Net current-period other comprehensive income (loss)	(31)	106	—	75
Balance at March 31, 2021	$1	$2,211	$—	$2,212

The following reclassifications were made from Accumulated Other Comprehensive Income to the Condensed Consolidated Statements of Income (Loss):

Reclassifications from Accumulated Other Comprehensive Income	Three Months Ended		Nine Months Ended		Affected Line Item in the Condensed Consolidated Statements of Income (Loss)
	March 31		March 31
(Amounts in Thousands)	2022	2021	2022	2021
Postemployment Benefits Amortization of Actuarial Gain(1)	$129	$112	$399	$333	Non-operating income (expense), net
	(34)	(29)	(103)	(86)	Benefit (Provision) for Income Taxes
	$95	$83	$296	$247	Net Income (Loss)

Interest Rate Swap Gain (Loss)(2)	$(62)	$—	$(195)	$—	Interest expense
	16	—	50	—	Benefit (Provision) for Income Taxes
	$(46)	$—	$(145)	$—	Net Income (Loss)

Total Reclassifications for the Period	$49	$83	$151	$247	Net Income (Loss)
Amounts in parentheses indicate reductions to income.
(1) See Note 16 - Postemployment Benefits of Notes to Condensed Consolidated Financial Statements for further information on postemployment benefit plans.
(2) See Note 15 - Derivative Instruments of Notes to Condensed Consolidated Financial Statements for further information on derivative instruments.
Note 11. Long-Term Debt and Revolving Credit Facility
Short-term borrowings and long-term debt consisted of the following obligations:

(Amounts in Thousands)	March 31, 2022	June 30, 2021
Long-term debt under revolving credit facility due October 2024; 2.46% variable interest rate at March 31, 2022	$58,000	$40,000
Other debt maturing August 2024; 9.25% fixed interest rate	79	109
Total Debt	$58,079	$40,109

Aggregate maturities of long-term debt for the next three years through maturity are, in thousands, $33, $36 and $58,010, respectively.
As of March 31, 2022 we had a $125.0 million revolving credit facility with a maturity date of October 2024 that allowed for both issuances of letters of credit and cash borrowings. We also have an option to request an increase of the amount available for borrowing to $200.0 million, subject to participating banks’ consent. The revolving loans under the Credit Agreement could consist of, at our election, advances in U.S. dollars or advances in any other currency that was agreed to by the lenders. The proceeds of the loans are to be used for general corporate purposes including acquisitions. A portion of the revolving credit facility, not to exceed $10.0 million of the principal amount, was available for the issuance of letters of credit. At March 31, 2022, we had $1.5 million in letters of credit outstanding, which reduced our borrowing capacity on the revolving credit facility. Total availability to borrow under the revolving credit facility was $65.5 million at March 31, 2022. The commitment fee on the unused portion of principal amount of the revolving credit facility is payable at a rate that ranges from 20 to 30 basis points per annum as determined by our ratio of consolidated total indebtedness to adjusted consolidated EBITDA.
We were in compliance with all debt covenants of the revolving credit facility during the nine-month period ended March 31, 2022.

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
Note 12. Commitments and Contingent Liabilities
Guarantees:
Standby letters of credit were issued to lessors and insurance institutions and can only be drawn upon in the event of our failure to pay our obligations to a beneficiary. As of March 31, 2022, we had a maximum financial exposure from unused standby letters of credit totaling $1.5 million.
We are not aware of circumstances that would require us to perform under these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our Condensed Consolidated Financial Statements. Accordingly, no liability has been recorded as of March 31, 2022 with respect to the standby letters of credit. We also enter into commercial letters of credit to facilitate payments to vendors and from customers.
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
Changes in the product warranty accrual for the nine months ended March 31, 2022 and 2021 were as follows:

	Nine Months Ended
	March 31
(Amounts in Thousands)	2022	2021
Product Warranty Liability at the beginning of the period	$2,861	$3,190
Additions to warranty accrual (including changes in estimates)	882	1,256
Settlements made (in cash or in kind)	(1,510)	(1,643)
Product Warranty Liability at the end of the period	$2,233	$2,803

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
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during the nine months ended March 31, 2022 and 2021.
There were no changes in the inputs or valuation techniques used to measure fair values compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

In connection with the acquisition of Poppin, remaining contingent earn-out payments up to $65.0 million may be paid based on revenue and profitability milestones achieved through June 30, 2024, with the expected payments to be in the range of $0 to $5 million. As of March 31, 2022 and June 30, 2021, the fair value of the contingent earn-out liability was $4.4 million and $20.2 million, respectively. The liability is carried at fair value and is classified in Level 3 of the fair value hierarchy. During the three and nine months ended March 31, 2022, the recurring revaluation to fair value resulted in a loss of $2.2 million and a gain of $15.8 million, respectively.
The recurring Level 3 fair value measurements of our contingent consideration liability include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value		Valuation Technique	Unobservable Inputs	Range	Selected
Revenue and EBITDA Based Payments	$4.4	million	Discounted Cash Flow	Revenue Discount Rate	5.0% to 7.0%	5.8%
				EBITDA Volatility	40.0% to 50.0%	45.0%
				Revenue Volatility	8.0% to 11.0%	10.5%

Financial Instruments Recognized at Fair Value:
The following methods and assumptions were used to measure fair value:

Financial Instrument	Level	Valuation Technique/Inputs Used
Cash Equivalents: Money market funds	1	Market - Quoted market prices
Trading securities: Mutual funds held in nonqualified SERP	1	Market - Quoted market prices
Derivative Assets: Stock warrants	3
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

Recurring Fair Value Measurements:
As of March 31, 2022 and June 30, 2021, the fair values of financial assets that are measured at fair value on a recurring basis using the market or income approach are categorized as follows:

	March 31, 2022
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$2,008	$—	$—	$2,008
Derivatives: Interest rate swap contract	—	1,640	—	1,640
Trading Securities: Mutual funds in nonqualified SERP	13,113	—	—	13,113
Derivatives: Stock warrants	—	—	1,500	1,500
Total assets at fair value	$15,121	$1,640	$1,500	$18,261
Liabilities
Contingent earn-out liability	—	—	4,440	4,440
Total liabilities at fair value	$—	$—	$4,440	$4,440

	June 30, 2021
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$18,762	$—	$—	$18,762
Trading Securities: Mutual funds in nonqualified SERP	14,049	—	—	14,049
Derivatives: Stock warrants	—	—	1,500	1,500
Total assets at fair value	$32,811	$—	$1,500	$34,311
Liabilities
Contingent earn-out liability	—	—	20,190	20,190
Total liabilities at fair value	$—	$—	$20,190	$20,190
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
In connection with our annual goodwill impairment test, we assessed goodwill at the reporting unit level for impairment during our second quarter of fiscal year 2022 ended December 31, 2021, and based on our analysis our Poppin reporting unit had carrying value in excess of the calculated fair value. Annual goodwill impairment testing determined the carrying value of the Poppin reporting unit exceeded its relative fair value, most notably driven by the impact of COVID-19 and supply chain disruptions on our sales growth models. As a result, we recorded $34.1 million of goodwill impairment related to our Poppin business during the year-to-date period ended March 31, 2022. The impairment loss is included in the Goodwill Impairment line item on our Condensed Consolidated Statements of Income.
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
The carrying value of our cash deposit accounts, trade accounts receivable, trade accounts payable, customer deposits, and dividends payable approximates fair value due to their relatively short maturity and immaterial non-performance risk. Based upon variable interest rates currently available to the Company, the fair value of our debt approximates the carrying value.
Note 14. Investments
Supplemental Employee Retirement Plan Investments:
We maintain a self-directed supplemental employee retirement plan (“SERP”) in which executive employees are eligible to participate. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. We recognize SERP investment assets on the Condensed Consolidated Balance Sheets at current fair value. A SERP liability of the same amount is recorded on the Condensed Consolidated Balance Sheets representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in the Other Income (Expense) section of the Condensed Consolidated Statements of Income. Adjustments made to revalue the SERP liability are also recognized in income or expense as selling and administrative expenses and offset valuation adjustments on SERP investment assets. Net unrealized holding gains (losses) for the nine months ended March 31, 2022 and 2021 were, in thousands, $(1,306) and $2,051, respectively.
SERP asset and liability balances were as follows:

(Amounts in Thousands)	March 31, 2022	June 30, 2021
SERP investments - current asset	$3,676	$3,905
SERP investments - other long-term asset	9,437	10,144
Total SERP investments	$13,113	$14,049

SERP obligation - current liability	$3,676	$3,905
SERP obligation - other long-term liability	9,437	10,144
Total SERP obligation	$13,113	$14,049
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
Note 15. Derivative Instruments
Interest Rate Swap:
We are subject to interest rate risk related to the revolving credit facility and we enter into interest rate swap agreements that are based on LIBOR to manage this exposure. The interest rate swap agreements are designated as cash flow hedges that qualify for hedge accounting under the hypothetical derivative method. Fair value adjustments are recorded as a component of Accumulated Other Comprehensive Income (“AOCI”), net of tax in the Condensed Consolidated Balance Sheets. Balances in AOCI are reclassified into earnings when transactions related to the underlying risk are settled. As of March 31, 2022 we held an interest rate swap with one bank with a notional value totaling $40.0 million and a weighted average LIBOR fixed rate of 0.834%. See Note 13 - Fair Value of Notes to Condensed Consolidated Financial Statements for information regarding the fair value of our interest rate swap.
At March 31, 2022, our interest rate swap was recorded in current assets and non-current assets at $0.6 million and $1.0 million, respectively.
The pre-tax balance of interest rate swap gains in AOCI as of March 31, 2022 was $1.6 million. See Note 10 - Accumulated Other Comprehensive Income of Notes to Condensed Consolidated Financial Statements for information regarding activity recorded as a component of AOCI during the three and nine months ended March 31, 2022. As of March 31, 2022, we have $0.6 million of interest rate swap gains recorded in AOCI which are expected to be reclassified into earnings within the next twelve months.
Stock Warrants:
We hold a total investment of $2.0 million in a privately-held company, including $1.5 million in stock warrants. The investment in stock warrants is accounted for as a derivative instrument and is included in the Other Assets line of the Condensed Consolidated Balance Sheets. The stock warrants are convertible into equity shares of the privately-held company upon achieving certain milestones. The value of the stock warrants will fluctuate primarily in relation to the value of the privately-held company's underlying securities, either providing an appreciation in value or potentially expiring with no value. During the quarter ended March 31, 2022, the change in fair value of the stock warrants was not significant. See Note 13 - Fair Value of Notes to Condensed Consolidated Financial Statements for more information on the valuation of these securities.
Note 16. Postemployment Benefits
Our domestic employees participate in severance plans which provide severance benefits to eligible employees meeting the plans’ qualifications, primarily for involuntary termination without cause.
The components of net periodic postemployment benefit cost applicable to our severance plans were as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2022	2021	2022	2021
Service cost	$123	$118	$388	$361
Interest cost	13	10	41	31
Amortization of actuarial income	(129)	(112)	(399)	(333)
Net periodic benefit cost	$7	$16	$30	$59
The benefit cost in the above table includes only normal recurring levels of severance activity, as estimated using an actuarial method. Unusual or non-recurring severance actions, such as restructuring actions, are not estimable using actuarial methods and are expensed in accordance with the applicable U.S. GAAP.

Note 17. Stock Compensation
Stock-based compensation expense during the quarter and year-to-date periods ended March 31, 2022 was $1.1 million and $3.7 million, respectively, and during the quarter and year-to-date periods ended March 31, 2021, was $1.8 million and $4.0 million, respectively. The total income tax benefit for stock compensation arrangements during the quarter and year-to-date period ended March 31, 2022 was $0.3 million and $0.9 million, respectively, and during the quarter and year-to-date period ended March 31, 2021 was $0.5 million and $1.0 million, respectively.
During fiscal year 2022, the following stock compensation was awarded to officers and other key employees and to members of the Board of Directors who are not employees. All awards were granted under the 2017 Stock Incentive Plan. For more information on stock compensation awards, refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Type of Award	Quarter Awarded	Targeted Shares or Units	Grant Date Fair Value (4)
Relative Total Shareholder Return Performance Units (1)	1st Quarter	63,110	$15.54
Restricted Stock Units (2)	1st Quarter	214,330	$12.57	-	$13.02
Restricted Stock Units (2)	2nd Quarter	42,142	$10.42	-	$11.05
Restricted Stock Units (2)	3rd Quarter	59,271	$9.02	-	$9.35
Unrestricted Shares (3)	1st Quarter	8,966	$13.11	-	$13.25
Unrestricted Shares (3)	2nd Quarter	9,246	$11.58
Unrestricted Shares (3)	3rd Quarter	12,246	$10.36
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
Management currently considers the following events, trends, and uncertainties to be most important to understanding our financial condition and operating performance:
•COVID-19 and Operational Impacts - While inflationary pressures and supply chain disruptions continued to increase production costs, higher volumes and the benefit of increased prices together with our ongoing cost-out initiatives enabled us to record improved earnings in our third quarter of fiscal year 2022. We continue to believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our revolving credit facility will be sufficient to meet our working capital and other operating needs for at least the next twelve months. The following are key uncertainties related to the COVID-19 pandemic:
◦Labor constraints - A shortage of manufacturing labor is a limiting factor for our production. In addition to limiting the volume of production, the labor shortage also may drive increased labor costs driven by both increased wages and overtime expenses.
◦Supply constraints - We are experiencing inflationary pressure on our materials coupled with supplier volatility as certain suppliers are also experiencing material and labor shortages. We are working to offset these issues through price increases on our products, supplier negotiations, global sourcing initiatives, product re-engineering and parts standardization. To avoid future gross margin compression as we experience inflationary pressure on our manufacturing inputs, timely adjustments to customer prices may be necessary.
◦Shipping disruptions - We expect to continue to be exposed to fluctuations in both domestic freight and ocean freight costs. Transportation costs are managed by optimizing logistics and supply chain planning, but the current freight rate levels are elevated such that significant year-over-year increases occurred during the second half of our fiscal year 2021 and first nine months of fiscal year 2022 and are expected to remain elevated. We intend to adjust customer pricing, including the use of temporary surcharges, as necessary to mitigate increased freight costs.
◦Vaccine mandates – The Biden administration had proposed a vaccine mandate on federal contractors. As a federal contractor we took steps to comply, and during December 2021 we offered a one-time incentive to employees who complied with the requirements which totaled $2.7 million in the second quarter of fiscal year 2022. The mandate is the subject of multiple lawsuits and is currently stayed due to a nationwide injunction.

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
•During the second quarter of fiscal year 2021, we acquired Poppin, Inc. (“Poppin”), a tech-enabled, market-leading B2B commercial furniture design company headquartered in New York City, New York. Poppin designs commercial-grade furniture that is made to mix, match, and scale in today’s modern office and work-from-home environments. In addition to the cash consideration paid at acquisition date, the acquisition purchase price included contingent payments based on revenue and profitability milestones achieved through June 30, 2024. As of the acquisition date the fair value of the contingent earn-out was $31.8 million. As of the end of our third quarter of fiscal year 2022 the fair value of the contingent earn-out liability was $4.4 million. During the second quarter of fiscal year 2022 we recorded goodwill impairment of $34.1 million as the carrying value of Poppin exceeded its fair value as of the October 31, 2022 testing date, most notably driven by the impact of

COVID-19 and supply chain disruptions on our sales growth models. See Note 3 - Acquisition of Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•In connection with the $58.0 million of borrowings on our revolving credit facility, during the first half of fiscal year 2022 we entered into an interest rate swap agreement with a bank with a notional value of $40.0 million. The interest rate swap agreement exchanges the variable interest rate on the revolving line of credit with a fixed interest rate and is used to hedge our exposure to interest rate risk.
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
•We continue to maintain a strong balance sheet. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our revolving credit facility, was $78.2 million at March 31, 2022.
Financial Overview

	At or for the Three Months Ended			For the Nine Months Ended
	March 31			March 31
(Amounts in Millions, Except for Per Share Data)	2022	2021	% Change	2022	2021	% Change
Net Sales	$180.9	$138.7	30%	$488.9	$422.8	16%
Organic Net Sales*	180.9	138.7	30%	460.2	420.1	10%
Gross Profit	55.1	39.8	38%	150.7	137.7	9%
Selling and Administrative Expenses	48.8	44.9	9%	150.9	132.6	14%
Other General (Income) Expense	(4.5)	—		(4.5)	—
Contingent Earn-out (Gain) Loss	2.2	—		(15.8)	—
Restructuring Expense	1.7	2.6		4.2	8.5
Goodwill Impairment	—	—		34.1	—
Operating Income (Loss)	7.0	(7.7)	191%	(18.2)	(3.3)	(449%)
Operating Income (Loss) %	3.9%	(5.6%)		(3.7%)	(0.8%)
Adjusted Operating Income (Loss) *	$7.1	$(2.6)	378%	$7.3	$13.9	(48%)
Adjusted Operating Income (Loss) % *	3.9%	(1.8%)		1.5%	3.3%
Net Income (Loss)	$6.3	$(4.5)	239%	$(20.1)	$—
Net Income (Loss) as a Percentage of Net Sales	3.5%	(3.3%)		(4.1%)	—%
Adjusted Net Income (Loss) *	$7.6	$(1.0)	845%	$3.8	$10.9	(65%)
Diluted Earnings (Loss) Per Share	$0.17	$(0.12)	242%	$(0.55)	$—
Adjusted Diluted Earnings (Loss) Per Share*	$0.21	$(0.03)	800%	$0.11	$0.30	(63%)
Return on Invested Capital **	14.1%	(1.8%)		5.2%	(0.2%)
Adjusted EBITDA *	$11.5	$1.9	517%	$20.5	$26.8	(24%)
Adjusted EBITDA % *	6.4%	1.3%		4.2%	6.3%
Order Backlog **	$178.5	$129.6	38%
* Items indicated represent Non-GAAP (Generally Accepted Accounting Principles) measurements.
** Items indicated represent Key Performance Indicators.
See the “Non-GAAP Financial Measures and Other Key Performance Indicators” section below.

Net Sales by End Market
	Three Months Ended			Nine Months Ended
	March 31			March 31
(Amounts in Millions)	2022	2021	% Change	2022	2021	% Change
Workplace	$119.8	$78.9	52%	$336.3	$261.6	29%
Health	26.6	24.6	8%	76.2	72.2	6%
Hospitality	34.5	35.2	(2%)	76.4	89.0	(14%)
Total Net Sales	$180.9	$138.7	30%	$488.9	$422.8	16%
Our Workplace end market includes sales to the commercial, financial, government and education vertical markets and eBusiness. The revenue of the Poppin acquisition is included in eBusiness.
Third quarter fiscal year 2022 consolidated net sales increased $42.2 million, or 30% compared to third quarter fiscal year 2021 net sales as increased pricing and increased sales of workplace and health products more than offset a decline in our hospitality market. Consolidated net sales for the year-to-date period of fiscal year 2022 increased 16% compared to the same year-to-date period in fiscal year 2021. Organic net sales increased 10% compared to the year-to-date period of fiscal year 2021 as increased pricing and increased sales of workplace and health products were offset by a decline in our hospitality market. Each of our end market sales levels can fluctuate depending on overall demand and mix of projects in a given period.
Order backlog at March 31, 2022 increased $48.8 million, or 38%, when compared to the backlog level as of March 31, 2021, as the backlog of Poppin coupled with the increased backlog of workplace and health more than offset a decline in our hospitality end market backlog. Increased lead times have also contributed to the increase in our backlog levels. Backlog at a point in time may not be indicative of future sales trends.
Gross profit as a percent of net sales increased 180 basis points to 30.5% for the third quarter of fiscal year 2022 from 28.7% for the third quarter of fiscal year 2021. The increased third quarter gross profit as a percent of net sales was driven by price increases, leverage on higher net sales, savings realized from our operational excellence initiatives, and lower healthcare expenses which more than offset inflationary pressure on materials, increased freight costs, manufacturing labor increases, and the impact of LIFO expense. Gross profit as a percent of net sales decreased 180 basis points to 30.8% for the year-to-date period of fiscal year 2022 from 32.6% for the year-to-date period of fiscal year 2021. The decline in year-to-date gross profit as a percent of net sales was driven by inflationary pressure on materials, increased freight costs, manufacturing labor increases, the impact of LIFO expense and the cost associated with the one-time COVID vaccine incentive which were partially offset by price increases, savings realized from our operational excellence initiatives, and lower healthcare expenses.
Selling and administrative (S&A) expenses in the third quarter and year-to-date period of fiscal year 2022 compared to the third quarter and year-to-date period of fiscal year 2021 increased $3.9 million and $18.3 million, respectively, and decreased 550 and 70 basis points as a percent of net sales, respectively, due to the leverage of our increased sales. Increased S&A expenses in the third quarter were driven by increased incentive compensation costs, increased advertising and marketing expense, and increased retirement expense. Fiscal year-to-date S&A expenses increased due to the incremental S&A expenses of our acquired Poppin business which were partially offset by reductions in our S&A expense of our organic business. The consulting costs related to the Poppin acquisition in the prior year-to-date period did not repeat in the current year. We also recorded decreased salary expenses, decreased employee benefit expenses, decreased commission costs, increased incentive compensation expenses, increased expense for our COVID vaccine incentive, and increased travel and entertainment expenses compared to the year-to-date period of the prior fiscal year. During the third quarter and year-to-date period of fiscal year 2022 we recorded lower selling and administrative expenses related to the normal revaluation to fair value of our Supplemental Employee Retirement Plan (“SERP”) liability. The impact from the change in the SERP liability that was recognized in selling and administrative expenses was offset with the change in fair value of the SERP investments which was recorded in Other Income (Expense), and thus there was no effect on net income.
We recognized pre-tax restructuring expense of $1.7 million and $4.2 million for the three and nine months ended March 31, 2022, respectively, and $2.6 million and $8.5 million for the three and nine months ended March 31, 2021, respectively. See Note 4 - Restructuring of Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.

In connection with our annual goodwill impairment test, we assessed goodwill at the reporting unit level for impairment during our second quarter of fiscal year 2022 ended December 31, 2021, and based on our analysis our Poppin reporting unit had carrying value in excess of the calculated fair value. The decline in the fair value of the reporting unit was driven by revised sales forecasts primarily attributable to changes in demand due to the ongoing COVID-19 pandemic and supply chain constraints. As a result, we recorded a pre-tax, non-cash charge to reduce the carrying value of goodwill by $34.1 million during the year-to-date period of fiscal year 2022. We also recorded a non-cash pre-tax contingent earn-out benefit during the year-to-date period of fiscal year 2022, of $15.8 million which partially offset the goodwill impairment, as there was a lower likelihood of Poppin achieving targeted milestones during the earn-out period.
Other General (Income) Expense consisted of a $4.5 million gain on the sale of a warehouse during the third quarter of fiscal year 2022.
Other Income (Expense) consisted of the following:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2022	2021	2022	2021
Interest Income	$25	$59	$77	$248
Interest Expense	(390)	(177)	(922)	(263)
Gain (Loss) on Supplemental Employee Retirement Plan Investments	(887)	428	(300)	2,567
Other	17	(117)	(47)	(133)
Other Income (Expense), net	$(1,235)	$193	$(1,192)	$2,419
Our effective tax rates for the three and nine months ended March 31, 2022 were negative tax rates of (9.3)% and (3.3)%, respectively, driven by the book versus tax treatment of nondeductible goodwill impairment and earn-out valuation adjustments. Our effective tax rates for the three and nine months ended March 31, 2021 were 39.8% and 102.1%, respectively. These rates were higher than the combined federal and state statutory tax rate primarily due to R&D tax credits, which increased the tax benefit associated with the pre-tax losses during the quarter and year-to-date periods.
Comparing the balance sheet as of March 31, 2022 to June 30, 2021, our accounts receivable balance increased as a result of the increased sales volumes. Our inventory and accounts payable balances increased as we ramped up our material purchases and production to fulfill our order backlog and to cushion against supply chain disruptions. Our customer deposit balance has also increased in line with our increased order backlog. Finally, due to COVID-19 and supply chain disruptions which have temporarily delayed Poppin’s sales growth expectations, we recognized a goodwill impairment charge which reduced our goodwill balance, and we also reduced our earn-out liability due to the lower likelihood of Poppin achieving targeted milestones during the earn-out period.
Liquidity and Capital Resources
Our total cash and cash equivalents was $12.7 million at March 31, 2022 and $24.3 million at June 30, 2021. Our total debt was $58.1 million at March 31, 2022 and $40.1 million at June 30, 2021. During the first nine months of fiscal year 2022, cash flows used for operations were $6.6 million, capital expenditures including capitalized software were $15.8 million, the return of capital to shareholders in the form of dividends totaled $9.9 million and stock repurchases totaled $2.4 million which were partially offset by proceeds from the sale of assets of $5.5 million.
Working capital at March 31, 2022 and June 30, 2021 was $53.4 million and $44.1 million, respectively. The current ratio was 1.4 at both March 31, 2022 and June 30, 2021.
Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our revolving credit facility, totaled $78.2 million at March 31, 2022. At March 31, 2022, we had $1.5 million in letters of credit outstanding, which reduced our borrowing capacity on the revolving credit facility. We had $58.0 million and $40.0 million of borrowings on our revolving credit facility at March 31, 2022 and June 30, 2021, respectively. Total availability to borrow under the credit facility totaled $65.5 million at March 31, 2022.

Cash Flows
The following table reflects the major categories of cash flows for the first nine months of fiscal years 2022 and 2021.

	Nine Months Ended
	March 31
(Amounts in Thousands)	2022	2021
Net cash (used for) provided by operating activities	$(6,602)	$27,330
Net cash used for investing activities	$(10,346)	$(110,064)
Net cash provided by financing activities	$5,008	$27,668
Cash Flows from Operating Activities
For the first nine months of fiscal year 2022 net cash used for operating activities was $6.6 million inclusive of net loss of $20.1 million which included $34.1 million of goodwill impairment and $15.8 million of contingent earn-out liability gains. In the first nine months of fiscal year 2021 net cash provided by operating activities was $27.3 million. Changes in working capital balances used $21.2 million of cash in the first nine months of fiscal year 2022 and provided $8.4 million of cash in the first nine months of fiscal year 2021.
The $21.2 million of cash used by changes in working capital balances in the first nine months of fiscal year 2022 was driven by a $29.3 million increase in inventory and a $12.8 million increase in receivables which were partially offset by a $27.6 million increase in our accounts payable. The inventory, receivables, and accounts payable increases were due to the increased net sales and associated increase in material purchases and production to fulfill our order backlog and to cushion against supply chain disruptions.
The $8.4 million of cash provided by changes in working capital balances in the first nine months of fiscal year 2021 was driven by a $24.1 million reduction in our accounts receivable primarily due to the reduction in our sales volume. Our accrued expenses decreased in the first nine months of fiscal year 2021 as our accrued cash incentive compensation and retirement profit sharing contribution, which together totaled $10.7 million and were related to our fiscal year 2020 performance, were paid out during the year-to-date period of fiscal year 2021.
Our measure of accounts receivable performance, also referred to as Days Sales Outstanding (“DSO”), for the nine-month periods ended March 31, 2022 and March 31, 2021 were 32 and 34 days, respectively. The DSO decrease was largely driven by the impact of the Poppin business which has lower DSO than our other brands. We define DSO as the average of monthly accounts and notes receivable divided by an average day’s net sales. Our Production Days Supply on Hand (“PDSOH”) of inventory measure for the nine-month periods ended March 31, 2022 and March 31, 2021 were 72 and 65 days, respectively. The increase in PDSOH was driven by increases in average inventory levels outpacing the sales ramp up. We define PDSOH as the average of the monthly net inventory divided by an average day’s cost of sales.
Cash Flows from Investing Activities
During the first nine months of fiscal years 2022 and 2021, we reinvested $15.8 million and $13.9 million, respectively, into capital investments for the future. The current year capital investments includes current construction of a warehouse, and both the current and prior year capital investments include various manufacturing equipment upgrades to increase automation in production facilities, configuration design software, and facility improvements. We expended $101.5 million of cash for the Poppin acquisition during the year-to-date period of fiscal year 2021. During the first nine months of fiscal year 2021, we invested $10.0 million in available-for-sale securities, and $14.8 million matured.
Cash Flows from Financing Activities
During the nine months ended March 31, 2022, we had proceeds from borrowings on our revolving credit facility of $45.0 million and during the same period we also repaid $27.0 million on our revolving credit facility. During the nine months ended March 31, 2021 we had proceeds from borrowings on our credit facility of $40.0 million which was utilized for the Poppin acquisition. We paid dividends of $9.9 million and $10.0 million in the nine-month periods ended March 31, 2022 and March 31, 2021, respectively. Consistent with our historical dividend policy, our Board of Directors evaluates the appropriate dividend payment on a quarterly basis. We repurchased shares pursuant to a previously announced stock repurchase program, which drove cash outflow of $2.4 million and $2.1 million in the year-to-date periods of fiscal year 2022 and 2021, respectively. Future debt payments may be paid out of cash flows from operations or from future refinancing of our debt.

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
As of March 31, 2022 we had a $125.0 million revolving credit facility with a maturity date of October 2024 that allowed for both issuances of letters of credit and cash borrowings. We also have an option to request an increase of the amount available for borrowing to $200.0 million, subject to participating banks’ consent. The loans under the Credit Agreement could consist of, at our election, advances in U.S. dollars or advances in any other currency that was agreed to by the lenders. The proceeds are to be used for general corporate purposes including acquisitions. A portion of the revolving credit facility, not to exceed $10 million of the principal amount, was available for the issuance of letters of credit. At March 31, 2022, we had $1.5 million in letters of credit outstanding, which reduced our borrowing capacity on the revolving credit facility. At March 31, 2022 and June 30, 2021 we had $58.0 million and $40.0 million, respectively, in borrowings outstanding.
The revolving credit facility requires us to comply with certain debt covenants, the most significant of which is the adjusted leverage ratio and the interest coverage ratio. The adjusted leverage ratio is defined as (a) consolidated total indebtedness minus unencumbered U.S. cash equivalents in excess of $15,000,000 provided that the maximum subtraction does not exceed $35,000,000 to (b) adjusted consolidated EBITDA, determined as of the end of each of our fiscal quarters for the then most recently ended four fiscal quarters, to not be greater than 3.00 to 1.00. The interest coverage ratio, for any period, of (a) Consolidated EBITDA for such period to (b) cash interest expense for such period, calculated on a consolidated basis in accordance with GAAP for the trailing four quarter period then ending, to not be less than 3.00 to 1.00. We were in compliance with all debt covenants of the revolving credit facility during the nine-month period ended March 31, 2022.
The table below compares the adjusted leverage ratio and the interest coverage ratio with the limits specified in the credit agreement.

	At or For the Period Ended	Limit As Specified in
Covenant	March 31, 2022	Credit Agreement	Excess
Adjusted Leverage Ratio	2.07	3.00	0.93
Interest Coverage Ratio	26.00	3.00	23.00
Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our revolving credit facility will be sufficient to meet our working capital and other operating needs for at least the next twelve months. Our Board of Directors declared quarterly dividends of $0.09 per share to be paid during our fourth quarter of fiscal year 2022. Future cash dividends are subject to approval by our Board of Directors and may be adjusted as business needs or market conditions change.
During the remainder of fiscal year 2022 we expect to invest approximately $10 million in capital expenditures, particularly for projects such as machinery and equipment upgrades and automation, software, construction of a warehouse, and showroom related expenses. As of March 31, 2022, there have been no material changes to our short-term and long-term contractual obligations as discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 outside the ordinary course of business. We also continuously monitor for potential acquisitions that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability.
Our ability to generate cash from operations to meet our liquidity obligations could be adversely affected in the future by factors such as general economic and market conditions, including potential reduced revenues from the COVID-19 pandemic if future shut downs occur, lack of availability or cost of manufacturing labor, lack of availability of raw material components in the supply chain, loss of key contract customers, and other unforeseen circumstances. In particular, should demand for our products decrease significantly over the next 12 months, the available cash provided by operations could be adversely impacted.

Non-GAAP Financial Measures and Other Key Performance Indicators
This Management’s Discussion and Analysis (“MD&A”) contains non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with U.S. GAAP in the statements of income, statements of comprehensive income, balance sheets, statements of cash flows, or statements of shareholders’ equity of the company. The non-GAAP financial measures used within this MD&A include (1) organic net sales, defined as net sales excluding acquisition-related net sales; (2) adjusted operating income, defined as operating income (loss) excluding restructuring expenses, goodwill impairment, CEO transition costs, acquisition-related amortization and inventory valuation adjustments, costs of acquisition, contingent earn-out gain or loss, COVID vaccine incentive costs, a gain on sale of a warehouse, and market value adjustments related to our SERP liability; (3) adjusted operating income percentage, defined as adjusted operating income as a percentage of net sales; (4) adjusted net income, defined as net income (loss) excluding restructuring expenses, goodwill impairment, CEO transition costs, acquisition-related amortization and inventory valuation adjustments, costs of acquisition, contingent earn-out gain or loss, COVID vaccine incentive costs, and a gain on sale of a warehouse; (5) adjusted diluted earnings per share, defined as diluted earnings (loss) per share excluding restructuring expenses, goodwill impairment, CEO transition costs, acquisition-related amortization and inventory valuation adjustments, costs of acquisition, contingent earn-out gain or loss, COVID vaccine incentive costs, and a gain on sale of a warehouse; (6) adjusted EBITDA, defined as earnings before interest, statutory income tax impacts for taxable after-tax measures, depreciation, and amortization and excluding restructuring expenses, goodwill impairment, CEO transition costs, acquisition-related inventory valuation adjustments, costs of acquisition, contingent earn-out gain or loss, COVID vaccine incentive costs, and a gain on sale of a warehouse; and (7) adjusted EBITDA percentage, defined as adjusted EBITDA as a percentage of net sales. Reconciliations of the reported GAAP numbers to these non-GAAP financial measures are included in the tables below. Management believes it is useful for investors to understand and to be able to meaningfully trend, analyze and benchmark how our core operations performed without market value adjustments related to our SERP liability, without expenses incurred in executing our transformation restructuring plan, without CEO transition costs, without acquisition-related costs, without costs of the COVID vaccine incentive, and without the gain on sale of a warehouse. Many of our internal performance measures that management uses to make certain operating decisions exclude these expenses to enable meaningful trending of core operating metrics. These non-GAAP financial measures should not be viewed as an alternative to the GAAP measures and are presented as supplemental information.

Reconciliation of Non-GAAP Financial Measures and Other Key Performance Indicators
(Amounts in Thousands, Except for Per Share Data)

Organic Net Sales	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net Sales, as reported	$180,918	$138,676	$488,931	$422,817
Less: Poppin acquisition net sales (1)	—	—	28,718	2,678
Organic Net Sales	$180,918	$138,676	$460,213	$420,139
(1) Poppin was acquired on December 9, 2020 thus no adjustment for organic sales was necessary for the three months ended March 31, 2022 and 2021. For the nine month periods ended March 31, 2022 and 2021, organic net sales exclude Poppin acquisition net sales for the fiscal year-to-date periods ended December 31, 2021 and 2020.

Adjusted Operating Income (Loss)	Three Months Ended		Nine Months Ended
	March 31		March 31
	2022	2021	2022	2021
Operating Income (Loss), as reported	$6,996	$(7,714)	$(18,226)	$(3,319)
Add: Pre-tax Restructuring Expense	1,730	2,617	4,195	8,473
Add: Pre-tax Goodwill Impairment	—	—	34,118	—
Add: Pre-tax Other General (Income) Expense(2)	(4,523)	—	(4,523)	—
Add: Pre-tax Expense Adjustment to SERP Liability	(887)	428	(300)	2,567
Add: Pre-tax CEO Transition Costs	—	141	—	423
Add: Pre-tax Acquisition-related Amortization	1,610	1,671	4,830	2,066
Add: Pre-tax Acquisition-related Inventory Valuation Adjustment	48	247	253	289
Add: Pre-tax Costs of Acquisition	—	47	—	3,435
Add: Pre-tax Contingent Earn-Out (Gain) Loss	2,150	—	(15,750)	—
Add: Pre-tax COVID Vaccine Incentive	—	—	2,709	—
Adjusted Operating Income (Loss)	$7,124	$(2,563)	$7,306	$13,934
Net Sales	$180,918	$138,676	$488,931	$422,817
Adjusted Operating Income (Loss) %	3.9%	(1.8)%	1.5%	3.3%

Adjusted Net Income (Loss)	Three Months Ended		Nine Months Ended
	March 31		March 31
	2022	2021	2022	2021
Net Income (Loss), as reported	$6,295	$(4,529)	$(20,068)	$19
Pre-tax Restructuring Expense	1,730	2,617	4,195	8,473
Tax on Restructuring Expense	(445)	(673)	(1,079)	(2,181)
Add: After-tax Restructuring Expense	1,285	1,944	3,116	6,292
Pre-tax Goodwill Impairment	—	—	34,118	—
Tax on Goodwill Impairment	—	—	—	—
Add: After-tax Goodwill Impairment	—	—	34,118	—
Pre-tax Other General (Income) Expense(2)	(4,523)	—	(4,523)	—
Tax on Other General (Income) Expense	1,164	—	1,164	—
Add: After-tax Other General (Income) Expense	(3,359)	—	(3,359)	—
Pre-tax CEO Transition Costs	—	141	—	423
Tax on CEO Transition Costs	—	(36)	—	(108)
Add: After-tax CEO Transition Costs	—	105	—	315
Pre-tax Acquisition-related Amortization	1,610	1,671	4,830	2,066
Tax on Acquisition-related Amortization	(414)	(430)	(1,243)	(532)
Add: After-tax Acquisition-related Amortization	1,196	1,241	3,587	1,534
Pre-tax Acquisition-related Inventory Valuation Adjustment	48	247	253	289
Tax on Acquisition-related Inventory Valuation Adjustment	(12)	(64)	(65)	(75)
Add: After-tax Acquisition-related Inventory Adjustment	36	183	188	214
Pre-tax Costs of Acquisition	—	47	—	3,435
Tax on Costs of Acquisition	—	(12)	—	(884)
Add: After-tax Costs of Acquisition	—	35	—	2,551
Pre-tax Contingent Earn-Out (Gain) Loss	2,150	—	(15,750)	—
Tax on Contingent Earn-Out (Gain) Loss	—	—	—	—
Add: After-tax Contingent Earn-Out (Gain) Loss	2,150	—	(15,750)	—
Pre-tax COVID Vaccine Incentive	—	—	2,709	—
Tax on COVID Vaccine Incentive	—	—	(697)	—
Add: After-tax COVID Vaccine Incentive	—	—	2,012	—
Adjusted Net Income (Loss)	$7,603	$(1,021)	$3,844	$10,925

Adjusted Diluted Earnings (Loss) Per Share	Three Months Ended		Nine Months Ended
	March 31		March 31
	2022	2021	2022	2021
Diluted Earnings (Loss) Per Share, as reported	$0.17	$(0.12)	$(0.55)	0.00
Add: After-tax Restructuring Expense	0.04	0.05	0.09	0.17
Add: After-tax CEO Transition Costs	0.00	0.00	0.00	0.01
Add: After-tax Goodwill Impairment	0.00	0.00	0.93	0.00
Add: After-tax Other General (Income) Expense(2)	(0.09)	0.00	(0.09)	0.00
Add: After-tax Acquisition-related Amortization	0.03	0.03	0.10	0.04
Add: After-tax Acquisition-related Inventory Adjustment	0.00	0.01	0.01	0.01
Add: After-tax Costs of Acquisition	0.00	0.00	0.00	0.07
Add: After-tax Contingent Earn-Out (Gain) Loss	0.06	0.00	(0.43)	0.00
Add: COVID Vaccine Incentive	0.00	0.00	0.05	0.00
Adjusted Diluted Earnings (Loss) Per Share	$0.21	$(0.03)	$0.11	$0.30

Adjusted EBITDA
	Three Months Ended		Nine Months Ended
	March 31		March 31
	2022	2021	2022	2021
Net Income (Loss)	$6,295	$(4,529)	$(20,068)	$19
Provision (Benefit) for Income Taxes	(534)	(2,992)	650	(919)
Income (Loss) Before Taxes on Income	5,761	(7,521)	(19,418)	(900)
Interest Expense	390	177	922	263
Interest Income	(25)	(59)	(77)	(248)
Depreciation	3,635	3,708	10,820	10,836
Amortization	2,358	2,510	7,212	4,212
Pre-tax Restructuring Expense	1,730	2,617	4,195	8,473
Pre-Tax Goodwill Impairment	—	—	34,118	—
Pre-tax Other General (Income) Expense(2)	(4,523)	—	(4,523)	—
Pre-tax CEO Transition Costs	—	141	—	423
Pre-tax Acquisition-related Inventory Valuation Adjustment	48	247	253	289
Pre-tax Costs of Acquisition	—	47	—	3,435
Pre-tax Contingent Earn-Out (Gain) Loss	2,150	—	(15,750)	—
Pre-tax COVID Vaccine Incentive	—	—	2,709	—
Adjusted EBITDA	$11,524	$1,867	$20,461	$26,783
Adjusted EBITDA %	6.4%	1.3%	4.2%	6.3%
(2) Third quarter fiscal year 2022 Other General (Income) Expense consists of a gain realized on the sale of a warehouse totaling $4.5 million on a pre-tax basis and $3.4 million on an after-tax basis.

The order backlog metric is a key performance indicator representing firm orders placed by our customers which have not yet been fulfilled and are expected to be recognized as revenue during future quarters. The timing of shipments can vary, but generally the backlog of orders is expected to ship within a six-month period.
Return on Invested Capital is a key performance indicator calculated as: [(Earnings Before Interest, Taxes, Amortization, Restructuring Expense, CEO Transition Costs, Acquisition-related Inventory Valuation Adjustments, Goodwill Impairment, Contingent Earn-out Gain or Loss, COVID Vaccine Incentive, and Other General Income) multiplied by (1 minus Effective Tax Rate)] divided by (Total Shareholders’ Equity plus Net Debt). Net Debt is defined as current maturities of long-term debt plus long-term debt less cash, cash equivalents, and short-term investments.
Fair Value
During the third quarter and year-to-date period of fiscal year 2022, no financial instruments were affected by a lack of market liquidity. Financial assets classified as level 1 assets were valued using readily available market pricing. We evaluated the inputs used to value the instruments and validated the accuracy of the instrument fair values based on historical evidence. For the interest rate swap classified as a level 2 asset, the fair value is determined based on market data which use observable market inputs using standard calculations, such as time value, forward interest rate yield curves and current spot rates adjusted for Kimball International’s non-performance risk. We evaluated the inputs used to value the interest rate swap and validated the accuracy and hedge effectiveness using a qualitative approach. The investment in stock warrants and equity securities without readily determinable fair value of a privately-held company are classified as level 3 financial assets. The stock warrants are accounted for as a derivative instrument valued on a recurring basis considering the pricing of recent purchases or sales of the investment as well as positive and negative qualitative evidence, while the equity securities without readily determinable fair value are accounted for as a cost-method investment which carries the securities at cost, except in the event of impairment. The contingent earn-out liability is classified as a Level 3 financial liability and is valued based on a valuation model that measures the present value of the probable cash payments based upon the forecasted operating performance of the acquisition and a discount rate that captures the risk associated with the liability.
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
See Note 13 - Fair Value of Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
Critical Accounting Policies
Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the Condensed Consolidated Financial Statements and related notes. Actual results could differ from these estimates and assumptions. Management continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021. During the first nine months of fiscal year 2022, there were no material changes in the accounting policies and assumptions previously disclosed.
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
We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

(b)Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
There have been no additional material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A share repurchase program authorized by the Board of Directors was announced on August 11, 2015. The program allows for the repurchase of up to two million shares of common stock and will remain in effect until all shares authorized have been repurchased. On February 7, 2019 an additional two million shares of common stock were authorized by the Board of Directors for repurchase. At March 31, 2022, 2.0 million shares remained available under the repurchase program.

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3(a)	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed October 29, 2021)
3(b)	Amended and Restated By-Laws of the Company, effective as of October 27, 2021 (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed October 29, 2021)
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from Kimball International, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022 are formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBALL INTERNATIONAL, INC.

By:	/s/ KRISTINE L. JUSTER
Kristine L. Juster Chief Executive Officer
May 5, 2022

By:	/s/ TIMOTHY J. WOLFE
Timothy J. Wolfe Chief Financial Officer
May 5, 2022