Form 10-K
period 2022-06-30
KIMBALL INTERNATIONAL INC
filed 2022-08-31
CIK 55772

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒
Class A Common Stock is not publicly traded and, therefore, no market value is available, but it is convertible on a one-for-one basis into Class B Common Stock. The aggregate market value of the Class B Common Stock held by non-affiliates, as of December 31, 2021 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $364.1 million, based on 97.8% of Class B Common Stock held by non-affiliates.
The number of shares outstanding of the Registrant’s common stock as of August 18, 2022 was:
          Class A Common Stock - 167,489 shares
          Class B Common Stock - 36,599,289 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on October 21, 2022 are incorporated by reference into Part III.

KIMBALL INTERNATIONAL, INC.
FORM 10-K INDEX

PART I
Forward-Looking Statements
This document contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These are statements made by management, using their best business judgment based upon facts known at the time of the statements or reasonable estimates, about future results, plans, or future performance and business of the Company. Such statements involve risk and uncertainty, and their ultimate validity is affected by a number of factors, both specific and general. They should not be construed as a guarantee that such results or events will, in fact, occur or be realized as actual results may differ materially from those expressed in these forward-looking statements. The statements may be identified by the use of words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “estimates,” “forecasts,” “targets,” “seeks,” “likely,” “future,” “may,” “might,” “should,” “would,” “will,” and similar expressions. It is not possible to foresee or identify all factors that could cause actual results to differ from expected or historical results. We make no commitment to update these factors or to revise any forward-looking statements for events or circumstances occurring after the statement is issued, except as required in current and quarterly periodic reports filed with the Securities and Exchange Commission (“SEC”) or otherwise by law. These forward-looking statements are subject to risks and uncertainties including, but not limited to, the possibility that any of the anticipated benefits of acquisitions will not be realized or will not be realized within the expected time period; the risk that any projections or guidance by the Company, including revenues, margins, earnings or any other financial results are not realized; a shortage of manufacturing labor and related cost; disruptions in our supply chain and freight channels including impacts on cost and availability; adverse changes in global economic conditions; successful execution of the second phase of our restructuring plan; significant reduction in customer order patterns; loss of key suppliers; relationships with strategic customers and product distributors; change in the regulatory environment; global health concerns (including the impact of the COVID-19 pandemic); or similar unforeseen events. Additional risks and uncertainties discussed in Item 1A - Risk Factors of this report could also cause our results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Any such risks could cause our results to differ materially from those expressed in forward-looking statements.
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
General Description of Business
Overview
Kimball International is a leading omnichannel commercial furnishings company with deep expertise in the Workplace, Health and Hospitality markets. We combine our bold entrepreneurial spirit, a history of craftsmanship, and today’s design-driven thinking alongside a commitment to our culture of caring and lasting connections with our customers, shareholders, employees and communities. For over 70 years, our brands have seized opportunities to customize solutions into personalized experiences, turning ordinary spaces into meaningful places. Our family of brands includes Kimball, National, Etc., Interwoven, Poppin, Kimball Hospitality, and D’style. Our corporate headquarters is located at 1600 Royal Street, Jasper, Indiana. We serve our customers through three end markets: hospitality, health, and workplace. Our workplace end market includes sales to the commercial, financial, government and education vertical markets and eBusiness. Our values and high integrity are demonstrated daily by living our purpose and guiding principles that establish us as an employer of choice.
Recent Business Changes
Operating Environment
While inflationary pressures and supply chain disruptions continued to increase production costs, higher volumes and the benefit of increased prices together with our ongoing cost-out initiatives positively impacted our fiscal year 2022 results. We continue to believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our revolving credit facility will be sufficient to meet our working capital and other operating needs for at least the next twelve months. The following are key uncertainties related to the COVID-19 pandemic and other operational impacts:
•Labor constraints - A shortage of manufacturing labor is a limiting factor for our production. In addition to limiting the volume of production, the labor shortage also may drive increased labor costs driven by both increased wages and overtime expenses.
•Supply constraints - We are experiencing inflationary pressure on our materials coupled with supplier volatility as certain suppliers are also experiencing material and labor shortages. We are working to offset these issues through price increases on our products, supplier negotiations, global sourcing initiatives, make-versus-buy analyses, product re-engineering and parts standardization. To avoid future gross margin compression as we experience inflationary pressure on our manufacturing inputs, timely adjustments to customer prices may be necessary.
•Shipping disruptions - We expect to continue to be exposed to fluctuations in both domestic freight and ocean freight costs. Transportation costs are managed by optimizing logistics and supply chain planning, but the current freight rate levels are elevated such that significant year-over-year increases occurred during the second half of our fiscal year 2021 and fiscal year 2022 and are expected to remain elevated. We intend to adjust customer pricing, including the use of temporary surcharges, as necessary to mitigate increased freight costs.
•Return-to-office variation - Widespread variation in return-to-office policies and timelines across the nation continue to drive fluctuation in demand for our products.
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
‘Kimball International Connect 2.0’ Strategy
In August 2020, Kimball International announced Connect 2.0, which centers around accelerating our growth. The four pillars of our previously announced strategy remain constant: inspire our people with a purpose driven and high-performance culture, build our capabilities by expanding our work on innovation, fuel our future through the dedication to cost savings, and accelerate our growth. Connect 2.0 is designed to accelerate the growth of Kimball International and enable us to effectively manage through the current economic downturn, by driving market share gains as well as yielding additional cost savings. The Company has been reorganized into four market centric business units which are Workplace, Health, Hospitality, and eBusiness that will accelerate our ability to redesign and reimagine the new workplace, build a new work from home portfolio, continue assembling experts in health, and expand our hospitality business into other commercial direct sales environments. The dedicated eBusiness unit will take a leadership role in establishing all e-commerce across our brands and end markets. Each of these four business units will be supported by the agility and efficiency of Global Operations and the streamlined center-led structure that we implemented in year one of our strategy and the transformation restructuring plan described below.

Transformation Restructuring Plan
In August 2020, we announced the second phase of our transformation restructuring plan that will align our business units to a new market-centric orientation and is expected to yield additional cost savings that will aid us to effectively manage through the downturn caused by the COVID-19 pandemic. The current phase of the transformation restructuring plan builds on the initial strategy and the first phase of our transformation restructuring plan announced in June 2019 and substantially completed as of June 30, 2021. We expect a substantial majority of the underlying activities of these aforementioned actions to be completed by the end of our fiscal year 2023. The following is a summary of the activities we are undertaking pursuant to phase 2 of the transformation restructuring plan:
•As part of the previously announced plan to consolidate manufacturing of all brands into one world-class global operations group, we are streamlining our manufacturing facilities by leveraging production capabilities across all facilities, establishing centers of excellence, and setting up processes to facilitate flexing of product between facilities in response to volume fluctuations. We are also reviewing our overall facility footprint to identify opportunities to reduce capacity and gain efficiencies, including the consolidation of our Baltimore, Maryland facility into other manufacturing facilities and the closure of our leased Tijuana, Mexico hospitality product manufacturing facility and Chula Vista, California warehouse.
•We streamlined our workforce to align with the new organizational structure and lower volumes during the COVID-19 pandemic, creating a more efficient organization to deliver on our Connect 2.0 strategy. During fiscal year 2021, we offered two voluntary retirement incentive programs to eligible employees.
•During fiscal year 2022, many of our showrooms have been revamped to now feature our family of brands thus eliminating the need for multiple showrooms in the same city.
Acquisition of Poppin, Inc.
On December 9, 2020, we acquired Poppin, a tech-enabled, market-leading B2B commercial furniture design company headquartered in New York City, New York. Poppin designs commercial-grade furniture that is made to mix, match, and scale in today’s modern office and work-from-home environments.
Sales and Offerings
We have been in the furniture business since 1950. Our end markets include workplace, health, and hospitality. Our workplace end market includes sales to the commercial, financial, government and education vertical markets and eBusiness. Through each of our brands, we offer a wide range of possibilities for creating functional environments that convey just the right image for each unique setting, as furniture solutions are tailored to the specific end user’s needs and demands. Our family of brands includes Kimball, National, Etc., Interwoven, Poppin, Kimball Hospitality, and D’Style.
Kimball, National and Etc.
The Kimball International family of brands offer thoughtful design and product solutions that are flexible, adaptable and comfortable. Our workplace environment product offerings include desks/workstations, benching, seating, lounge, storage, tables, and casegoods. Kimball design-driven systems and ancillary furniture products transform ordinary workspaces into inspiring places, and National ancillary furniture products create warm inviting spaces at an exceptional value. Etc. offers on-trend workspace furniture inspired by global trends in silhouette, color and material available for quick delivery. While our rich heritage of wood craftsmanship remains, our product portfolio incorporates the use of mixed materials, satisfying the marketplace’s need for multi-functional, open accommodations throughout all industries. Our furniture solutions are used in collaborative and open workspaces, conference and meeting/huddle rooms, training rooms, private offices, learning areas, classrooms, lobby/reception areas, and dining/café areas with a vast mix of wood, metal, laminate, paint, fabric, solid surface, and plastic options. Our versatile and movable furniture solutions allow spaces to easily transition to support different functions throughout the course of a day. As the need to work from home continues, we are offering a work-from-home portfolio to help redefine the future of work.
Interwoven
We offer Interwoven products specifically designed to improve patient and guest comfort at all types of healthcare facilities. Our full facility health solutions products are focused on meeting healthcare professional needs and preferences in flexible, adaptable, and collaborative spaces while putting the patient at the center of care. Our furnishings enable exam rooms to be a flexible space that can be used for consultation, telehealth and specific treatments or examinations. The products offered for areas surrounding the treatment areas are designed to be welcoming and relaxing to support the families of the patients. By providing thoughtful and purposeful solutions, we enable our clients to safely care for their patients, families, staff and community.
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
Markets
Marketing Channels
Our workplace and health furniture is marketed to end users by employee sales representatives, office furniture dealers, wholesalers, brokers, designers, purchasing companies, catalog houses, and in addition to being sold via our aforementioned channels, Poppin products are sold online in a B2B and direct to consumer manner. Our hospitality furniture is marketed to end users primarily by independent sales representatives. Customers can access our products globally through a variety of distribution channels.
We currently categorize our sales by the following end markets:
Workplace - Our workplace end market includes sales to the commercial, financial, government and education vertical markets, and eBusiness. We are a full-facility provider offering products for a variety of commercial applications including: office, collaborative and open plan, home office, lobby-lounge, conferencing and meeting/huddle, training, dining/café, learning, lobby and reception, and other public spaces. Banking and financial offices require affordable, functional, and stylish environments, and our versatile and customizable furnishings offer sophisticated styles for reception areas, employee workspaces, executive offices, and boardrooms. We also supply furniture for federal, state, and local government offices, as well as other government-related entities, and we hold two Federal Supply Service contracts with the General Services Administration (“GSA”) that are subject to government subcontract reporting requirements. We partner with multiple general purchasing organizations that assist public agencies such as state and local governments with furniture purchases. Our education products are sold to K-12, higher education, vocational training and other learning institutions, and the products are focused on both enhancing learning and creating social environments. We offer durable, flexible, collaborative, and technology-driven furnishings designed to make students and faculty more productive and comfortable. In addition to larger classroom settings, we equip, lounges and other gathering spaces with versatile furniture that extends learning and socialization with areas designed for individual focus, small group collaboration, and creativity inducing interaction.
Health - Our health end market includes sales to hospitals, clinics, physician office buildings, long-term care facilities, and assisted living facilities throughout the country. Our health product offerings fulfill the specific demands of the clinical, administrative, and public healthcare settings to support patient and caregiver comfort, cleanliness, and efficiency.
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
Competitors
There are numerous furniture manufacturers competing within the marketplace, with a significant number of competitors offering similar products. Our competition includes furniture manufacturers such as Steelcase Inc., MillerKnoll, Inc., HNI Corporation, and a large number of smaller privately-owned furniture manufacturers, both domestic and foreign-based.
Product Development and Trends
Our robust product development process is comprised of ideation, development, and execution. Research informed design is accomplished through partnering with external research firms and utilizing internal and external design intelligence to gain market insights and obtain design validation. Successful new product introductions fuel the growth of our business as they incorporate evolving customer needs with improved manufacturing efficiencies. Products are tested for performance, quality and compliance with applicable standards and regulations. We invested approximately $11 million, $10 million, and $5 million in research and development related activities in fiscal years 2022, 2021, and 2020, respectively. In addition, we periodically pay royalties to external designers as select products are sold.
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
Locations
As of June 30, 2022, our products were primarily produced at nine Company-owned or leased manufacturing facilities: six located in Indiana, two in Kentucky, and one in Mexico. We also engage with third-party manufacturers within the U.S. as well as internationally to produce select finished goods and accessories for our brands. As part of our transformation restructuring plan, our leased office and warehouse space in Chula Vista, California and manufacturing and office space in Tijuana Mexico will be exited during fiscal year 2023 as we plan to primarily outsource the D’Style product.
As of June 30, 2022, fifteen furniture showrooms were maintained in nine cities in the United States inclusive of the standalone Poppin showrooms. During fiscal year 2022 we implemented a showroom strategy where we highlight our Kimball, National, Etc., Poppin, and Interwoven brands in shared showroom spaces which eliminates having multiple showrooms in a single city. Office space is leased in Dongguan and Shenzen, both located in the province of Guangdong, China and office space in Ho Chi Minh City, Vietnam to facilitate sourcing of select finished goods and components from the Asia Pacific Region.
Financial information by geographic area for each of the three years in the period ended June 30, 2022 is included in Note 18 - Geographic Information of Notes to Consolidated Financial Statements and is incorporated herein by reference.
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
Intellectual Property
In connection with our business operations, we hold both trademarks and patents in various countries and continuously have additional pending trademarks and patents. The intellectual property which we believe to be the most significant to the Company includes: Kimball, National, D’style, David Edward, Etc. (pending), Poppin, Interwoven (pending), EverySpace, Fringe, Waveworks, Xsite, Narrate, Pairings, Respitality, Work Happy, and Allan Copley Designs, which are all registered trademarks, and the unregistered trademarks Priority and Whittaker. Our patents expire at various times depending on the patent’s date of issuance.
Seasonality
The impact of seasonality on our revenue includes lower sales to educational institutions during our second and third fiscal quarters, lower sales of hospitality furniture during times of high hotel occupancy such as the summer months, and lower sales in our third fiscal quarter due to the buying season of the government.
Human Capital
Strategic Workforce Planning
Attracting and retaining talent is a high priority. By understanding current workforce realities, anticipating future needs and issues, and executing tactics and actions, we strive to provide an engaged, sustainable manufacturing and professional workforce in an increasingly competitive market.
Diversity, Equity, Inclusion and Belonging
We recognize that diverse, talented and engaged employees are a key competitive advantage. We promote an environment where each employee is valued, respected, and treated with dignity. We believe a wide array of perspectives, resulting from a diverse culture, promote innovation and build success.
Kimball International is an Equal Employment Opportunity/Affirmative Action employer. We have established policies to promote diversity and non-discriminatory employment practices. We believe that the best policy is one that awards a job to the most qualified person. Kimball International does not discriminate in its employment policies and practices on the basis of age, race, color, religion, national origin, sex, gender, disability, genetic information, sexual orientation, gender identity, status as a protected veteran, or any other legally-protected status. Kimball International is committed to hiring qualified applicants and providing employees with disabilities with reasonable accommodations that do not impose undue hardship.
Talent Development
We are committed to employee and leadership development. Our flagship senior leadership program provides leadership development through coaching, assessments, and experiential action learning projects with direct mentoring from our CEO. We offer a frontline leadership program for emerging managers and leadership roundtables. We also support employee participation in training programs and mentoring programs.
Compensation, Benefits, and Wellness
The goals of our compensation philosophy are to reward performance, align with shareholders’ interest, and retain key talent. We offer employee participation in a defined contribution 401(k) plan through our Kimball International Retirement Plan. We offer comprehensive benefits to our U.S. full-time employees, including healthcare, pharmacy, a health savings account, an employee assistance program, dental, vision, short-term and long-term disability insurance, life and dependent insurance, accidental death and dismemberment insurance, critical illness insurance, accident, and hospital indemnity insurance. We also have a health clinic in Indiana which offers on-site and telehealth appointments for employees and dependents.

Employee Counts	As of June 30
	2022	2021
United States	2,310	2,093
Foreign Countries	100	103
Total Employees	2,410	2,196
Our U.S. operations are not subject to collective bargaining arrangements. Outside of the U.S., approximately 40 employees are represented by worker’s unions that operate to promote the interests of workers. We believe that our employee relations are good.

Employee Turnover	Year Ended June 30
	2022	2021
Voluntary	39.4%	27.5%
Involuntary	10.2%	7.7%
Health/Retirement	7.1%	6.0%
Total Turnover %	56.7%	41.2%
We monitor voluntary and involuntary turnover independently on a month-to-month basis, taking actions where we see rates exceed our established targets. Our increase in voluntary turnover is consistent with manufacturing organizations in similar industries, especially the manufacturing workforce due to low unemployment rates and competitive employment options in the rural communities near our manufacturing facilities.
Environment and Energy Matters
Our operations are subject to various federal, state, local, and foreign laws and regulations with respect to environmental matters. We believe that we are in substantial compliance with present laws and regulations and that there are no material liabilities related to such items.
We are committed to conducting business operations in ways that minimize our environmental footprint and use of natural resources while positively impacting the communities we serve. Protecting our natural resources and utilizing environmentally responsible business practices have long been key components of our corporate purpose. Reinforcing our commitment to the environment, two of our showrooms and one non-manufacturing location were designed under the guidelines of the U.S. Green Building Council’s LEED (Leadership in Energy and Environmental Design) for Commercial Interiors program. Our headquarters received the WELL Health-Safety Rating that focuses on operational policies, maintenance protocols, emergency plans and shareholder engagement strategies.
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

Economic, Financial and Strategic Risk Factors
The COVID-19 pandemic has had and could continue to have, an adverse effect on our business. The COVID-19 pandemic and the actions taken by various governments and third parties to combat the spread of COVID-19 have led to significant disruptions in our manufacturing and distribution operations and our supply chain. Many office workers have been working from home for an extended period of time which has had a negative impact on demand for office furniture and our revenue. Our dealers and suppliers are also experiencing similar negative impacts from the COVID-19 pandemic. The economic impacts of the COVID-19 pandemic have had, or are likely to have, a negative impact on many of our customers, particularly those in the hospitality market and, thus, may negatively affect our future revenues and increase credit risk. The duration and severity of the impact on our business, our industry and the global economy are not yet fully known and could have an adverse impact on our financial condition, results of operations, or cash flows.
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
•inflationary pressures affecting our products and markets;
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
We may not be successful in implementing and managing our Kimball International Connect Strategies. Our comprehensive Kimball International Connect strategy that is intended to connect our purpose, our people, and our brands to drive and accelerate growth involves risk. The execution of this strategy involves risk, as management’s focus and Company resources could be diverted from our core operations, growth in our business could lead to operating inefficiencies, our corporate culture could be disrupted, which could lead to employee attrition, and our revenues could fall or could fail to grow as intended, any of which would have an adverse impact on our financial condition, results of operations, or cash flows.
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
Our restructuring efforts may not be successful. Our transformation restructuring plan is focused on aligning the Company’s business units to a market-centric orientation. The Company has streamlined manufacturing facilities by leveraging production capabilities across all facilities, establishing centers of excellence, and setting up processes to facilitate flexing of product between facilities in response to volume fluctuations. The Company is organized into four market centric business units which are Workplace, Health, Hospitality, and eBusiness. In addition, our harmonized showroom strategy consolidates our Kimball and National showrooms to provide a multi-branded selling solution for our brands. The successful execution of our transformation restructuring plan is dependent on the realization of cost savings, and, even if successful, the transformation restructuring plan may not be accomplished as quickly or effectively as anticipated.
We could incur losses due to asset impairment. As business conditions change, we must continually evaluate and work toward the optimum asset base. As we experienced during fiscal year 2022, it is possible that certain assets such as, but not limited to, facilities, equipment, lease assets, goodwill, or other intangible assets, could be impaired in the future depending on changing business conditions or internal restructuring plans. Goodwill and certain intangible assets are tested for impairment annually or when triggering events occur. Such resulting impairment could have an adverse impact on our financial position and results of operations.
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
Selling and Customer Risk Factors
A loss of sales representatives, dealers, or other sales channels could lead to a decline in sales. Our workplace and health furniture is marketed to end users through employee sales representatives, furniture dealers, wholesalers, brokers, designers, purchasing companies, catalog houses, and in addition to being sold via our aforementioned channels, Poppin products are sold online in a B2B and direct to consumer manner. Our hospitality furniture is marketed to end users primarily by independent sales representatives. A significant loss within any of these sales channels could result in a sales decline and thus have an adverse impact on our financial position, results of operations, or cash flows.
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
Operational, Supply Chain and Distribution Risk Factors
We may be unable to purchase a sufficient amount of materials, parts, and components for use in our products at a competitive price, in a timely manner, or at all. We depend on suppliers globally to provide timely delivery of materials, parts, and components for use in our products. The costs of commodities as well as fuel, freight, energy, labor and other input costs can fluctuate due to changes in global, regional, or local supply and demand. Price increases of commodity components could have an adverse impact on our profitability if we cannot offset such increases with other cost reductions or by price increases to customers. Tariffs or trade regulations which have been or could be imposed by the U.S. federal government may adversely impact our access, price, and delivery of finished products and components from foreign sources, and therefore adversely affect our profitability. The COVID-19 pandemic has had a negative impact on our ability to timely source certain raw materials in the quantities that we need for our operations. Certain finished products and components we purchase are primarily manufactured in select regions of the world, and issues in those regions could cause manufacturing delays.
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
Turnover and shortages of production personnel could cause manufacturing inefficiencies. High demand for manufacturing labor due to low unemployment rates and competitive employment options in the rural communities near our manufacturing facilities makes retaining experienced production employees difficult. Turnover could result in lost time due to inefficiencies and the need for additional training, which could impact our operating results.
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
Our international operations involve financial and operational risks. We have a manufacturing operation outside the United States in Mexico which we have announced we are closing, and administrative offices in China and Vietnam that coordinate with suppliers in those countries. These international operations are subject to a number of risks, including the following:
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
•State and foreign regulations are increasing in many areas, such as hazardous waste disposal, labor relations, employment practices and data privacy, including the California Consumer Privacy Act, among others. Compliance with privacy regulations requires us to obtain consent from consumers regarding the usage of their information. These additional processes, or any violations of these state and foreign regulations, could have an adverse impact on our financial condition, results of operations, or cash flows.
Fluctuations in our effective tax rate could have a significant impact on our financial position, results of operations, or cash flows. We are subject to income taxes as well as non-income-based taxes, mainly in the United States. Judgment is required in determining the worldwide provision for income taxes, other tax liabilities, interest, and penalties. Future events could change management’s assessment. We operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We have also made assumptions about the realization of deferred tax assets. Changes in these assumptions could result in a valuation allowance for these assets. Final determination of tax audits or tax disputes may be different from what is currently reflected by our income tax provisions and accruals, which could adversely impact our financial position, results of operations, or cash flows.
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
A failure to comply with the financial covenants under our $125.0 million revolving credit facility could adversely impact us. Our revolving credit facility requires us to comply with certain financial covenants. We believe the most significant covenants under this revolving credit facility are the adjusted leverage ratio and the interest coverage ratio. More detail on these financial covenants is discussed in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K. A default on the financial covenants under our revolving credit facility could cause an increase in our borrowing rates or could make it more difficult for us to secure future financing, which could adversely affect our financial condition.
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
Natural disasters or other catastrophic events may impact our production schedules and, in turn, negatively impact profitability. Natural disasters or other catastrophic events, including severe weather, terrorist attacks, power interruptions, pandemics, and fires, could disrupt operations and likewise our ability to produce or deliver products. Our manufacturing operations require significant amounts of energy, including natural gas and oil, and governmental regulations may control the allocation of such fuels. Employees are an integral part of our business, and events such as a pandemic could reduce the availability of employees reporting for work. In the event we experience a temporary or permanent interruption in our ability to produce or deliver product, revenues could be reduced, and our business could be materially adversely affected. In addition, catastrophic events, or the threat thereof, can adversely affect U.S. and world economies, and could result in delayed or lost sales of our products. Additionally, any continuing disruption in our computer system could adversely affect our ability to receive and process customer orders, manufacture products, and ship products on a timely basis, and could adversely affect relations with our customers, potentially resulting in a reduction in orders from customers or a loss of customers.
Failure to effectively manage working capital may adversely affect our cash flow from operations. Customer financial difficulties, cancellation or delay of customer orders, transfers of production among our manufacturing facilities, manufacturing delays, the need to carry higher safety stock levels due to supply chain disruptions, purchasing materials in advance of expected price increases, or the impacts of the COVID-19 pandemic could adversely affect our cash flow from operations.
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
We may be sued by third parties for alleged infringement of their intellectual property rights and incur substantial litigation or other costs. Our competitors may file for patent protection after our initial evaluation prior to launching major new products. Our efforts to identify and avoid infringing upon third parties' intellectual property rights may not be successful. We could be notified of a claim regarding intellectual property rights, which could lead us to spend time and money to defend or address the claim. Even if the claim is without merit, it could result in substantial costs and diversion of resources.
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
Item 1B - Unresolved Staff Comments
None.
Item 2 - Properties
The location, number, and use of our major facilities, including our executive and administrative offices, as of June 30, 2022, are as follows:

	Number of Facilities	Use
North America
United States:
Indiana	15	Manufacturing, Warehouse, Office
Kentucky	2	Manufacturing, Office
California (1)	1	Warehouse, Office
New York	1	Office
Mexico (1)	1	Manufacturing, Office
Asia
China	2	Office
Vietnam	1	Office
Total Facilities	23
(1) As part of our transformation restructuring plan, our leased office and warehouse space in California and manufacturing and office space in Mexico will be exited during fiscal year 2023 as we plan to primarily outsource the D’Style product.
The listed facilities occupy approximately 3,171,000 square feet in aggregate as of June 30, 2022, of which approximately 2,829,000 square feet are owned, and 342,000 square feet are leased.
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
Operating leases for all facilities and related land, including fifteen leased showroom facilities that are not included in the table above, total 448,000 square feet and expire from fiscal year 2023 to 2029 with many of the leases subject to renewal options. The leased showroom facilities are in seven states and the District of Columbia as of June 30, 2022. During fiscal year 2022 we implemented a showroom strategy where we highlight our Kimball, National, Etc., Poppin, and Interwoven brands in shared showroom spaces which will eliminate having multiple showrooms in a single city. During fiscal year 2023 we are relocating our Chicago showroom to the Fulton Market District. See Note 5 - Leases of Notes to Consolidated Financial Statements for additional information concerning leases.
We own approximately 318 acres of land, which includes land where various facilities reside, including approximately 115 acres of land in the Kimball Industrial Park, Jasper, Indiana.
Item 3 - Legal Proceedings
We and our subsidiaries are not parties to any pending legal proceedings, other than ordinary routine litigation incidental to the business. The outcome of current routine pending litigation, individually and in the aggregate, is not expected to have a material adverse impact.
Item 4 - Mine Safety Disclosures
Not applicable.
Information about our Executive Officers
Our executive officers as of August 31, 2022 are as follows:
(Age as of August 31, 2022)

Name	Age	Office and Area of Responsibility	Executive Officer Since Calendar Year
Kristine L. Juster	59	Chief Executive Officer & Director, Kimball International	2018
Timothy J. Wolfe	45	Executive Vice President, Chief Financial Officer, Kimball International	2020
Lonnie P. Nicholson	58	Executive Vice President, Chief Human Resources Officer, Kimball International	2014
Mark W. Johnson	45	Executive Vice President, Chief Legal Officer & Corporate Secretary, Kimball International; President, Hospitality	2020
Kourtney L. Smith	52	Executive Vice President, Kimball International; Chief Operating Officer, Workplace & Health	2015
Michael J. Roch	44	Executive Vice President, Kimball International; Chief Customer Officer, Workplace & Health	2021
Greg A. Meunier	52	Executive Vice President, Global Operations, Kimball International	2020
R. Gregory Kincer	64	Executive Vice President, Corporate Development & Treasurer, Kimball International	2014
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
Mr. Wolfe was appointed Executive Vice President, Chief Financial Officer in October 2020. Prior to his appointment as Chief Financial Officer, Mr. Wolfe served as Vice President and Chief Financial Officer, Great Britain of Coca-Cola European Partners, the largest global Coca-Cola bottler, since May 2019. Mr. Wolfe also served in the Coca-Cola European Partners roles of Vice President, Finance Shared Services and Transformation from June 2016 to April 2019, Vice President, Chief Compliance and Risk Officer from January 2014 to May 2016, and Director, Corporate Strategy from January 2012 to December 2013, among other roles.
Mr. Nicholson was appointed Executive Vice President, Chief Human Resources Officer in January 2020 and previously served as Vice President, Chief Administrative Officer, since February 2015.

Mr. Johnson was appointed President, Hospitality in March 2022, and Executive Vice President, Chief Legal Officer and Corporate Secretary in February 2020 and leads the Company’s corporate business practices, including legal, compliance, and corporate governance. Prior to joining the Company, Mr. Johnson served as Deputy General Counsel at Newell from November 2009 until February 2020 where he was the legal department’s chief operating counsel and led the organization’s government affairs activities.
Ms. Smith was appointed Chief Operating Officer, Workplace and Health in November 2021 and leads the product development, brand marketing, and business operations of the Kimball, National, Etc., and Interwoven brands. She was appointed President, Workplace in August 2020, and Executive Vice President of Kimball International, Inc. in January 2020 and was responsible for the strategic growth and direction of our Workplace business unit. She previously served as President, National Office Furniture since January 2018, and Vice President of Kimball International, Inc. since October 2015. She held the position of President, Kimball Hospitality from August 2015 until January 2018, where she was responsible for strategic growth and direction. Previously, she served as Vice President, Marketing for National Office Furniture, a position she assumed in 2010, where she led product development, marketing, sustainability, vertical markets, and increasing brand awareness in the architect and design community.
Mr. Roch was appointed Chief Customer Officer, Workplace and Health in November 2021 and leads customer growth and business development through the Company’s commercial strategy. He is responsible for sales, distribution, trade marketing, sales training and enablement, as well as sales planning and performance to accelerate growth of the Kimball, National, Etc., and Interwoven brands. He previously served as Senior Vice President of Sales, Workplace since August 2020, and Vice President, Sales, National Office Furniture since February 2015.
Mr. Meunier was appointed Executive Vice President, Global Operations in January 2020 where he leads a team responsible for manufacturing, supply chain, engineering, logistics, research and development, safety, and environmental operations. Prior to that, he served as Vice President, Global Operations, National Office Furniture from May 2016 until January 2020 and Director of Operations, Casegoods Manufacturing, National Office Furniture from September 2010 until May 2016.
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
Dividends declared on our Class A and Class B common stock totaled $13.5 million for both fiscal years 2022 and 2021. Consistent with our historical dividend policy, our Board of Directors evaluates the appropriate dividend payment on a quarterly basis.
Shareholders
On August 18, 2022, our Class A common stock was owned by 87 shareholders of record, and our Class B common stock was owned by 1,216 shareholders of record, of which 41 also owned Class A common stock. The shares of our Class B common stock are equivalent to the shares of our Class A common stock with respect to all matters, including without limitation, dividend payments and voting rights, except that while Class A shares are convertible on a one-for-one basis into Class B shares, our Class B shares cannot be converted into Class A shares.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item concerning securities authorized for issuance under equity compensation plans is incorporated by reference to Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters of Part III of this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
A share repurchase program authorized by the Board of Directors was announced on August 11, 2015. The program allows for the repurchase of up to two million shares of common stock and will remain in effect until all shares authorized have been repurchased. On February 7, 2019, an additional two million shares of common stock were authorized by the Board of Directors for repurchase. The Board of Directors can discontinue this repurchase program at any time. At June 30, 2022, 1.9 million shares remained available under the repurchase program.
During both fiscal years 2022 and 2021, we repurchased 0.3 million shares of our common stock. The following table presents a summary of our share repurchases during the fourth quarter of fiscal year 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (April 1 - April 30, 2022)	—	$—	—	2,033,265
Month #2 (May 1 - May 31, 2022)	—	$—	—	2,033,265
Month #3 (June 1 - June 30, 2022)	88,714	$8.03	88,714	1,944,551
Total	88,714	$8.03	88,714

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
The graph below compares the cumulative total return to shareholders of our common stock from June 30, 2017 through June 30, 2022, the last business day in the respective fiscal years, to the cumulative total return of the Nasdaq Stock Market (U.S. and Foreign) and a peer group index for the same period of time.
Due to the diversity of our operations, we are not aware of any public companies that are directly comparable. Therefore, the peer group index is comprised of publicly traded companies as follows:
Furniture peers:  HNI Corporation, MillerKnoll, Inc., and Steelcase Inc., (Knoll, Inc. included through July 19, 2021 when it merged with Herman Miller, Inc. to form MillerKnoll, Inc.)
The graph assumes $100 is invested in our Class B common stock and each of the two indexes at the closing market quotations on June 30, 2017 and that dividends are reinvested. The performances shown on the graph are not necessarily indicative of future price performance.

Comparison of Cumulative Five Year Total Return

$300
$200
$100
$0
2017
2018
2019
2020
2021
2022
Kimball International, Inc.
Nasdaq Composite Index
Peer Group Index

	2017	2018	2019	2020	2021	2022
Kimball International, Inc.	$100.00	$98.39	$108.29	$73.76	$86.42	$52.39
Nasdaq Composite Index	$100.00	$123.60	$133.22	$169.11	$245.60	$188.07
Peer Group Index	$100.00	$104.12	$125.87	$83.74	$140.38	$103.15

Item 6 - [Reserved]
Not applicable.
Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
Kimball International (the “Company,” “Kimball International,” “we,” “us,” or “our”) is a leading omnichannel commercial furnishings company with deep expertise in the Workplace, Health and Hospitality markets. We combine our bold entrepreneurial spirit, a history of craftsmanship and today’s design-driven thinking alongside a commitment to our culture of caring and lasting connections with our customers, shareholders, employees and communities. For over 70 years, our brands have seized opportunities to customize solutions into personalized experiences, turning ordinary spaces into meaningful places. Our family of brands includes Kimball, National, Etc., Interwoven, Poppin, Kimball Hospitality, and D’style.
Management currently considers the following events, trends, and uncertainties to be most important to understanding our financial condition and operating performance:
•Operating Environment - During the second half of fiscal year 2022, the benefit of increased prices and higher volumes coupled with our cost savings initiatives had a positive financial impact, while inflationary pressures and supply chain disruptions continued to increase production costs. See the Recent Business Changes section within Item 1 - Business for additional details regarding changes in our operating environment.
•Transformation Restructuring Plan - Included in the current phase of our transformation restructuring plan are activities such as the streamlining of manufacturing facilities, voluntary retirement incentive programs, and the consolidation of showrooms. This phase of the transformation restructuring plan began in the first quarter of our fiscal year 2021, and we expect a substantial majority of the restructuring actions to be completed by the end of fiscal year 2023. In addition to the savings already generated from the first phase of the transformation restructuring plan, the efforts of this second phase of the transformation restructuring plan are expected to generate annualized pre-tax savings of approximately $19.0 million when it is fully implemented. See Note 3 - Restructuring of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
•During the second quarter of fiscal year 2021, we acquired Poppin, Inc. (“Poppin”), a tech-enabled, market-leading B2B commercial furniture design company headquartered in New York City, New York. Poppin designs commercial-grade furniture that is made to mix, match, and scale in today’s modern office and work-from-home environments. In addition to the cash consideration paid at the acquisition date, the acquisition purchase price included contingent payments based on revenue and profitability milestones achieved through June 30, 2024. As of the acquisition date the fair value of the contingent earn-out was $31.8 million. As of the end of fiscal year 2022 the fair value of the contingent earn-out liability was $3.2 million. During fiscal year 2022 we recorded a pre-tax non-cash charge to reduce the carrying value of goodwill by $34.1 million.
•In connection with the $68.0 million of borrowings on our revolving credit facility, during fiscal year 2022 we entered into an interest rate swap agreement with a bank with a notional value of $40.0 million. The interest rate swap agreement exchanges the variable interest rate on the revolving line of credit with a fixed interest rate and is used to hedge our exposure to interest rate risk.
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
•We continue to maintain a strong balance sheet. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our revolving credit facility, was $66.2 million at June 30, 2022.

Results of Operations - Fiscal Year 2022 Compared to Fiscal Year 2021

	At or for the Year Ended
	June 30
(Amounts in Millions, Except for Per Share Data)	2022	2021	% Change
Net Sales	$665.9	$569.0	17%
Organic Net Sales*	637.2	566.3	13%
Gross Profit	211.3	182.4	16%
Gross Profit %	31.7%	32.1%
Adjusted Gross Profit	213.2	183.0	17%
Adjusted Gross Profit %	32.0%	32.2%
Selling and Administrative Expenses	202.3	181.8	11%
Other General (Income) Expense	(4.5)	—
Contingent Earn-out (Gain) Loss	(17.0)	(11.6)	(47%)
Restructuring Expense	10.5	10.7	(2%)
Goodwill Impairment	34.1	—
Operating Income (Loss)	(14.0)	1.5	(1,023%)
Operating Income (Loss) %	(2.1%)	0.3%
Adjusted Operating Income *	$16.5	$12.4	33%
Adjusted Operating Income % *	2.5%	2.2%
Net Income (Loss)	$(15.7)	$7.4	(312%)
Net Income (Loss) as a Percentage of Net Sales	(2.4%)	1.3%
Adjusted Net Income *	12.8	10.0	28%
Diluted Earnings (Loss) Per Share	$(0.43)	$0.20	(315%)
Adjusted Diluted Earnings Per Share *	$0.35	$0.27	30%
Return on Invested Capital **	6.7%	12.1%
Adjusted EBITDA *	$34.1	$29.7	15%
Adjusted EBITDA %*	5.1%	5.2%
Order Backlog **	$175.6	$141.4	24%
* Items indicated represent Non-GAAP (Generally Accepted Accounting Principles) measurements.
** Items indicated represent Key Performance Indicators.
See the “Non-GAAP Financial Measures and Other Key Performance Indicators” section below.

Net Sales by End Market
	Year Ended June 30
(Amounts in Millions)	2022	2021	% Change
Workplace	$464.1	$354.3	31%
Health	104.8	97.3	8%
Hospitality	97.0	117.4	(17%)
Total Net Sales	$665.9	$569.0	17%
Our Workplace end market includes sales to the commercial, financial, government and education vertical markets and eBusiness. The revenue of the Poppin acquisition is included in eBusiness.
Fiscal year 2022 consolidated net sales were $665.9 million compared to fiscal year 2021 consolidated net sales of $569.0 million, a 17% increase. Organic net sales increased $70.9 million, or 13%, year-over-year due to increased pricing and higher volume in our workplace and health end markets which were partially offset by lower volume in our hospitality end market which has not yet rebounded from the negative impact of the pandemic. Each of our end market sales levels can fluctuate depending on the mix of projects in a given period.
Order backlog at June 30, 2022 increased 24%, when compared to the open order level as of June 30, 2021, as increases in our workplace and health backlog were partially offset by a decline in hospitality backlog. Open orders at a point in time may not be indicative of future sales trends.
Gross profit as a percent of net sales decreased 40 basis points to 31.7% for fiscal year 2022 compared to 32.1% for fiscal year 2021. The primary drivers for the decrease were inflationary pressure on materials, increased freight costs, manufacturing labor increases, and the cost associated with the one-time COVID vaccine incentive which were partially offset by price increases and savings realized from our operational excellence initiatives.
Fiscal year 2022 selling and administrative (S&A) expenses compared to fiscal year 2021 increased 11%, and decreased 150 basis points as a percent of net sales, due to the leverage of our increased sales. S&A expenses increased due to the incremental S&A expenses of our acquired Poppin business which were offset by reductions in our S&A expense of our organic business. The consulting costs related to the Poppin acquisition in the prior year-to-date period did not repeat in the current year. Related to our organic business, we also recorded decreased salary expenses, decreased commission costs, increased incentive compensation expenses, increased travel and entertainment expenses, and increased expense for our COVID vaccine incentive compared to the prior fiscal year. During fiscal year 2022 we recorded lower selling and administrative expenses related to the normal revaluation to fair value of our Supplemental Employee Retirement Plan (“SERP”) liability. The impact from the change in the SERP liability that was recognized in selling and administrative expenses was offset with the change in fair value of the SERP investments which was recorded in Other Income (Expense), and thus there was no effect on net income.
We recognized pre-tax restructuring expense of $10.5 million in fiscal year 2022 and $10.7 million in fiscal year 2021 related to our transformation restructuring plan. See Note 3 - Restructuring of Notes to Consolidated Financial Statements for further information on our restructuring plan.
In connection with our annual goodwill impairment test, we assessed goodwill at the reporting unit level for impairment during our second quarter of fiscal year 2022 ended December 31, 2021 and based on our analysis our Poppin reporting unit had carrying value in excess of the calculated fair value. The decline in the fair value of the reporting unit was driven by revised sales forecasts primarily attributable to changes in demand due to the ongoing COVID-19 pandemic and supply chain constraints. As a result, we recorded a pre-tax, non-cash charge to reduce the carrying value of goodwill by $34.1 million during fiscal year 2022. We also recorded a non-cash pre-tax contingent earn-out benefit during fiscal year 2022 of $17.0 million which partially offset the goodwill impairment, as there was a lower likelihood of Poppin achieving targeted milestones during the earn-out period.
Other General (Income) Expense consisted of a $4.5 million gain on the sale of a warehouse during the third quarter of fiscal year 2022.
Other income (expense), net consisted of the following:

Other Income (Expense), net	Year Ended June 30
(Amounts in Thousands)	2022	2021
Interest Income	$129	$336
Interest Expense	(1,483)	(453)
Gain (Loss) on Supplemental Employee Retirement Plan Investments	(1,922)	3,324
Other	(105)	(118)
Other Income (Expense), net	$(3,381)	$3,089
Our fiscal year 2022 effective tax rate of 9.8% was driven by the book versus tax treatment of nondeductible goodwill impairment and earn-out valuation adjustments. Our fiscal year 2021 effective tax rate of (60.9%) was driven by the book versus tax treatment of the $11.6 million Poppin earn-out gain and a $0.6 million research and development tax credit.
Comparing our balance sheets as of June 30, 2022 to June 30, 2021, our accounts receivable balance increased as a result of the increased sales volumes. Our inventory and accounts payable balances increased as we ramped up our material purchases and production to fulfill our order backlog and to cushion against supply chain disruptions. Due to COVID-19 and supply chain disruptions which have temporarily delayed Poppin’s sales growth expectations, we recognized a goodwill impairment charge which reduced our goodwill balance, and we also reduced our earn-out liability due to the lower likelihood of Poppin achieving targeted milestones during the earn-out period.

Results of Operations - Fiscal Year 2021 Compared to Fiscal Year 2020
For the comparison of fiscal years ended June 30, 2021 and June 30, 2020, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K filed August 31, 2021.
Liquidity and Capital Resources
Our total cash and cash equivalents was $10.9 million at June 30, 2022 and $24.3 million at June 30, 2021. Our total debt was $68.1 million at June 30, 2022 and $40.1 million at June 30, 2021. During fiscal year 2022, cash flows used for operations were $4.6 million, capital expenditures including capitalized software were $25.1 million, the return of capital to shareholders in the form of dividends totaled $13.2 million and stock repurchases totaled $3.0 million which were partially offset by proceeds from the sale of assets of $5.4 million.
Working capital at June 30, 2022 was $67.7 million compared to working capital of $44.1 million at June 30, 2021. The current ratio was 1.4 at both June 30, 2022 and June 30, 2021.
Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our revolving credit facility, totaled $66.2 million at June 30, 2022. At June 30, 2022, we had $1.7 million in letters of credit outstanding, which reduced our borrowing capacity on the revolving credit facility. We had $68.0 million and $40.0 million of revolving credit facility borrowings outstanding as of June 30, 2022 and June 30, 2021, respectively. Total availability to borrow under the credit facility totaled $55.3 million at June 30, 2022.
Cash Flows
The following table reflects the major categories of cash flows for fiscal years 2022 and 2021.

	Year Ended June 30
(Amounts in thousands)	2022	2021
Net cash provided by (used for) operating activities	$(4,573)	$27,294
Net cash used for investing activities	$(19,863)	$(115,984)
Net cash provided by financing activities	$10,705	$21,973
Cash Flows from Operating Activities
Fiscal year 2022 net cash used for operating activities was $4.6 million inclusive of a net loss of $15.7 million which included $34.1 million of noncash goodwill impairment and $17.0 million of noncash contingent earn-out liability gains. Fiscal year 2021 net cash provided by operating activities was $27.3 million inclusive of net income of $7.4 million. Changes in working capital balances used $37.3 million of cash in fiscal year 2022 and provided $6.1 million of cash in fiscal year 2021.
The $37.3 million of cash used by changes in working capital balances in fiscal year 2022 was primarily driven by $43.7 million increase in inventory and a $20.7 million increase in receivables which were partially offset by a $27.9 million increase in our accounts payable. The inventory, receivables, and accounts payable increases were due to the increased net sales and associated increase in material purchases and production to fulfill our order backlog and to cushion against supply chain disruptions.
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
Our measure of accounts receivable performance, also referred to as Days Sales Outstanding (“DSO”), for the fiscal years ended June 30, 2022 and June 30, 2021 were 33 days and 34 days, respectively. We define DSO as the average of monthly accounts and notes receivable divided by an average day’s net sales. Our Production Days Supply on Hand (“PDSOH”) of inventory measure for the fiscal years ended June 30, 2022 and June 30, 2021 were 77 and 65 days, respectively. The increase in PDSOH was driven by increases in average inventory levels outpacing the sales ramp up. We define PDSOH as the average of the monthly net inventory divided by an average day’s cost of sales.
Cash Flows from Investing Activities
During fiscal years 2022 and 2021, we reinvested $25.1 million and $19.5 million, respectively, into capital investments for the future. The current year capital investments includes current construction of a warehouse, and both the current and prior year capital investments include various manufacturing equipment upgrades to increase automation in production facilities, configuration design software, and facility improvements. During fiscal year 2021, we expended $101.5 million for the Poppin acquisition, invested $10.0 million in available-for-sale securities, and had investment maturities of $15.3 million. While we held no short-term investments as of June 30, 2022 or June 30, 2021, throughout fiscal year 2021, our short-term investments included certificates of deposit purchased in the secondary market, U.S. Treasury and federal agency securities, and municipal bonds.
Cash Flows from Financing Activities
During fiscal year 2022 we had proceeds from borrowings on our revolving credit facility of $113.0 million and during the same period we also repaid $85.0 million on our revolving credit facility. During fiscal year 2021, we had proceeds from borrowings on our revolving credit facility of $40.0 million. We paid $13.2 million of dividends in fiscal year 2022 compared to paying $13.3 million of dividends in fiscal year 2021. Consistent with our historical dividend policy, our Board of Directors evaluates the appropriate dividend payment on a quarterly basis. We repurchased shares pursuant to a previously announced stock repurchase program, which drove cash outflow of $3.0 million in fiscal year 2022 and $3.6 million in fiscal year 2021. Future debt payments may be paid out of cash flows from operations or from future refinancing of our debt.
Revolving Credit Facility
As of June 30, 2022 we had a $125 million revolving credit facility with a maturity date of October 2024 that allowed for both issuances of letters of credit and cash borrowings. We also have an option to request an increase of the amount available for borrowing to $200 million, subject to participating banks’ consent. The loans under the Credit Agreement could consist of, at our election, advances in U.S. dollars or advances in any other currency that was agreed to by the lenders. The proceeds are to be used for general corporate purposes including acquisitions. A portion of the revolving credit facility, not to exceed $10 million of the principal amount, was available for the issuance of letters of credit. At June 30, 2022, we had $1.7 million in letters of credit outstanding, which reduced our borrowing capacity on the revolving credit facility. At June 30, 2022 and June 30, 2021, we had $68.0 million and $40.0 million in borrowings outstanding, respectively.
The revolving credit facility requires us to comply with certain debt covenants, the most significant of which are the adjusted leverage ratio and the interest coverage ratio. The adjusted leverage ratio is defined as (a) consolidated total indebtedness minus unencumbered U.S. cash equivalents in excess of $15,000,000 provided that the maximum subtraction did not exceed $35,000,000 to (b) adjusted consolidated EBITDA, determined as of the end of each of our fiscal quarters for the then most recently ended four fiscal quarters, to not be greater than 3.00 to 1.00. The interest coverage ratio, for any period, of (a) Consolidated EBITDA for such period to (b) cash interest expense for such period, calculated on a consolidated basis in accordance with GAAP for the trailing four quarter period then ending, to not be less than 3.0 to 1.00. We were in compliance with all debt covenants of the revolving credit facility during the twelve-month period ended June 30, 2022.
The table below compares the adjusted leverage ratio and interest coverage ratio with the limits specified in the credit agreement.

	At or For the Period Ended	Limit As Specified in
Covenant	June 30, 2022	Credit Agreement	Excess
Adjusted Leverage Ratio	1.77	≤ 3.00	1.23
Interest Coverage Ratio	27.00	≥ 3.00	24.00
Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our revolving credit facility will be sufficient to meet our working capital and other operating needs for at least the next twelve months. Our Board of Directors declared quarterly dividends of $0.09 per share which was paid during our first quarter of fiscal year 2023. Future cash dividends are subject to approval by our Board of Directors and may be adjusted as business needs or market conditions change.
During fiscal year 2023, we expect to invest approximately $25 million in capital expenditures, particularly for machinery and equipment automation and technology upgrades. Additionally, we have short-term purchase obligations as of June 30, 2022 of approximately $53 million. Our purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms. Purchase obligations include contractual commitments for items such as raw materials, supplies, ocean freight, capital expenditures, services, and software acquisitions/license commitments. As of June 30, 2022, our short-term contractual obligations also included lease liability and a liability for SERP and severance future payments. Refer to Note 5 - Leases and Note 12 - Employee Benefit Plans, respectively, of Notes to Consolidated Financial Statements for details.
Our long-term purchase obligations as of June 30, 2022 are approximately $17 million and are of a similar nature to the aforementioned purchase obligations. In addition to the purchase obligations, as of June 30, 2022, our long-term contractual obligations also included lease liability, long-term debt, and a liability for SERP and severance future payments. Refer to Note 5 - Leases, Note 11 - Long-Term Debt and Revolving Credit Facility, and Note 12 - Employee Benefit Plans, respectively, of Notes to Consolidated Financial Statements for details. We continuously monitor for potential acquisitions that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability.
Our ability to generate cash from operations to meet our liquidity obligations could be adversely affected in the future by factors such as general economic and market conditions, lack of availability of raw material components in the supply chain, lack of availability or cost of manufacturing labor, loss of key contract customers, and other unforeseen circumstances. In particular, should demand for our products decrease significantly over the next 12 months, the available cash provided by operations could be adversely impacted.
Non-GAAP Financial Measures and Other Key Performance Indicators
This Management’s Discussion and Analysis (“MD&A”) contains non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with U.S. GAAP in the statements of operations, statements of comprehensive income, balance sheets, statements of cash flows, or statements of shareholders’ equity of the company. The non-GAAP financial measures used within this MD&A include:
•organic net sales, defined as net sales excluding acquisition-related net sales;
•adjusted gross profit, defined as gross profit excluding acquisition-related inventory adjustments and COVID vaccine incentive costs;
•adjusted gross profit percentage, defined as adjusted gross profit as a percentage of net sales;
•adjusted operating income, defined as operating income (loss) excluding restructuring expenses, goodwill impairment, other general income (expense) which consists of a gain on a sale of a warehouse, market valuation adjustments related to our SERP liability, CEO transition costs, acquisition-related amortization and inventory valuation adjustments, costs of acquisition, contingent earn-out gain or loss, and COVID vaccine incentive costs;
•adjusted operating income percentage, defined as adjusted operating income as a percentage of net sales;
•adjusted net income, defined as net income (loss) excluding restructuring expenses, goodwill impairment, other general income (expense) which consists of a gain on a sale of a warehouse, CEO transition costs, acquisition-related amortization and inventory valuation adjustments, costs of acquisition, contingent earn-out gain or loss, and COVID vaccine incentive costs;
•adjusted diluted earnings per share, defined as diluted earnings (loss) per share excluding restructuring expenses, goodwill impairment, other general income (expense) which consists of a gain on a sale of a warehouse, CEO transition costs, acquisition-related amortization and inventory valuation adjustments, costs of acquisition, contingent earn-out gain or loss, and COVID vaccine incentive costs;
•adjusted EBITDA, defined as earnings before interest, statutory income tax impacts for taxable after-tax measures, depreciation, and amortization and excluding restructuring expenses, goodwill impairment, other general income (expense) which consists of a gain on a sale of a warehouse, CEO transition costs, acquisition-related inventory valuation adjustments, costs of acquisition, contingent earn-out gain or loss, and COVID vaccine incentive costs; and
•adjusted EBITDA percentage, defined as adjusted EBITDA as a percentage of net sales.
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

Reconciliation of Non-GAAP Financial Measures and Other Key Performance Indicators
(Amounts in Thousands, Except for Per Share Data)

Organic Net Sales	Year Ended June 30
	2022	2021
Net Sales, as reported	$665,877	$569,008
Less: Poppin acquisition net sales(1)	28,718	2,678
Organic Net Sales	$637,159	$566,330
(1) Poppin was acquired on December 9, 2020 and for fiscal years 2022 and 2021, organic net sales exclude Poppin acquisition net sales for the fiscal year-to-date periods ended December 31, 2021 and 2020.

Adjusted Gross Profit	Year Ended June 30
	2022	2021
Gross Profit, as reported	$211,306	$182,428
Add: Pre-tax COVID vaccine incentive	1,569	0
Add: Pre-tax Acquisition-related Inventory Valuation Adjustment	282	536
Adjusted Gross Profit	$213,157	$182,964
Adjusted Gross Profit %	32.0%	32.2%

Adjusted Operating Income	Year Ended June 30
	2022	2021
Operating Income (Loss), as reported	$(14,039)	$1,521
Add: Pre-tax Restructuring Expense	10,489	10,727
Add: Pre-tax Goodwill Impairment	34,118	—
Add: Pre-tax Other General (Income) Expense(2)	(4,523)	—
Add: Pre-tax Expense Adjustment to SERP Liability	(1,922)	3,324
Add: Pre-tax CEO Transition Costs	—	564
Add: Pre-tax Acquisition-related Amortization	6,440	3,737
Add: Pre-tax Acquisition-related Inventory Valuation Adjustment	282	536
Add: Pre-tax Costs of Acquisition	—	3,579
Add: Pre-tax Contingent Earn-Out (Gain) Loss	(17,030)	(11,600)
Add: Pre-tax COVID Vaccine Incentive	2,709	—
Adjusted Operating Income	$16,524	$12,388
Net Sales	$665,877	$569,008
Adjusted Operating Income %	2.5%	2.2%

Adjusted Net Income	Year Ended June 30
	2022	2021
Net Income (Loss), as reported	$(15,714)	$7,416
Pre-tax Restructuring Expense	10,489	10,727
Tax on Restructuring Expense	(2,699)	(2,761)
Add: After-tax Restructuring Expense	7,790	7,966
Pre-tax Goodwill Impairment	34,118	—
Tax on Goodwill Impairment	—	—
Add: After-tax Goodwill Impairment	34,118	—
Pre-tax Other General (Income) Expense(2)	(4,523)	—
Tax on Other General (Income) Expense	1,164	—
Add: After-tax Other General (Income) Expense	(3,359)	—
Pre-tax CEO Transition Costs	—	564
Tax on CEO Transition Costs	—	(144)
Add: After-tax CEO Transition Costs	—	420
Pre-tax Acquisition-related Amortization	6,440	3,737
Tax on Acquisition-related Amortization	(1,658)	(962)
Add: After-tax Acquisition-related Amortization	4,782	2,775
Pre-tax Acquisition-related Inventory Valuation Adjustment	282	536
Tax on Acquisition-related Inventory Valuation Adjustment	(73)	(139)
Add: After-tax Acquisition-related Inventory Valuation Adjustment	209	397
Pre-tax Costs of Acquisition	—	3,579
Tax on Costs of Acquisition	—	(921)
Add: After-tax Costs of Acquisition	—	2,658
Pre-tax Contingent Earn-Out (Gain) Loss	(17,030)	(11,600)
Tax on Contingent Earn-Out (Gain) Loss	—	—
Add: After-tax Contingent Earn-Out (Gain) Loss	(17,030)	(11,600)
Pre-tax COVID Vaccine Incentive	2,709	—
Tax on COVID Vaccine Incentive	(697)	—
Add: After-tax COVID Vaccine Incentive	2,012	—
Adjusted Net Income	$12,808	$10,032

Adjusted Diluted Earnings Per Share	Year Ended June 30
	2022	2021
Diluted Earnings (Loss) Per Share, as reported	$(0.43)	$0.20
Add: After-tax Restructuring Expense	0.21	0.22
Add: After-tax Goodwill Impairment	0.93	—
Add: After-tax Other General (Income) Expense(2)	(0.09)	—
Add: After-tax CEO Transition Costs	—	0.01
Add: After-tax Acquisition-related Amortization	0.13	0.07
Add: After-tax Acquisition-related Inventory Valuation Adjustment	0.01	0.01
Add: After-tax Costs of Acquisition	—	0.07
Add: After-tax Contingent Earn-Out (Gain) Loss	(0.46)	(0.31)
Add: After-tax COVID Vaccine Incentive	0.05	—
Adjusted Diluted Earnings Per Share	$0.35	$0.27

Earnings Before Interest, Taxes, Depreciation, and Amortization excluding Restructuring Expense, Goodwill Impairment, Other General (Income) Expense, CEO Transition Costs, Acquisition-related Inventory Valuation Adjustment, Costs of Acquisition, Contingent Earn-Out (Gain) Loss, and COVID Vaccine Incentive (“Adjusted EBITDA”)
	Year Ended June 30
	2022	2021
Net Income (Loss)	$(15,714)	$7,416
Provision (Benefit) for Income Taxes	(1,706)	(2,806)
Income (Loss) Before Taxes on Income	(17,420)	4,610
Interest Expense	1,483	453
Interest Income	(129)	(336)
Depreciation	14,496	14,511
Amortization	9,614	6,683
Restructuring Expense	10,489	10,727
Goodwill Impairment	34,118	—
Other General (Income) Expense(2)	(4,523)	—
CEO Transition Costs	—	564
Acquisition-related Inventory Valuation Adjustment	282	536
Costs of Acquisition	—	3,579
Contingent Earn-Out (Gain) Loss	(17,030)	(11,600)
COVID Vaccine Incentive	2,709	—
Adjusted EBITDA	$34,089	$29,727
Net Sales	$665,877	$569,008
Net Income (Loss) %	(2.4%)	1.3%
Adjusted EBITDA %	5.1%	5.2%
(2) Fiscal year 2022 Other General (Income) Expense consists of a gain realized on the sale of a warehouse totaling $4.5 million on a pre-tax basis and $3.4 million on an after-tax basis.
The order backlog metric is a key performance indicator representing firm orders placed by our customers which have not yet been fulfilled and are expected to be recognized as revenue during future quarters. The timing of shipments can vary, but generally the backlog of orders is expected to ship within a six-month period.
Return on Invested Capital is a key performance indicator calculated as: [(Earnings Before Interest, Taxes, Amortization, Restructuring Expense, CEO Transition Costs, Acquisition-related Inventory Valuation Adjustments, Goodwill Impairment, Costs of the Acquisition, Contingent Earn-out Gain/ Loss, COVID Vaccine Incentive, and Other General Income) multiplied by (1 minus Effective Tax Rate)] divided by (Total Shareholders’ Equity plus Net Debt). Net Debt is defined as current maturities of long-term debt plus long-term debt less cash, cash equivalents, and short-term investments.
Fair Value
During fiscal year 2022, no financial instruments were affected by a lack of market liquidity. Financial assets classified as level 1 assets were valued using readily available market pricing. For available-for-sale securities classified as level 2 assets, the fair values are determined based on market data which use evaluated pricing models and incorporate available trade, bid, and other market information. We evaluated the inputs used to value the instruments and validated the accuracy of the instrument fair values based on historical evidence. The investment in stock warrants and equity securities without readily determinable fair value of a privately-held company are classified as level 3 financial assets. The stock warrants are accounted for as a derivative instrument valued on a recurring basis considering the pricing of recent purchases or sales of the investment as well as positive and negative qualitative evidence, while the equity securities without readily determinable fair value are accounted for as a cost-method investment which carries the securities at cost, except in the event of impairment. The contingent earn-out liability is classified as a Level 3 financial liability and is valued based on a valuation model that measures the present value of the probable cash payments based upon the forecasted operating performance of the acquisition and a discount rate that captures the risk associated with the liability.
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
We also use judgment in estimating a reserve for returns and allowances which is recorded at the time of the sale, based on estimated product returns and price concessions. The reserve for returns and allowances is recorded in accrued expenses on the Consolidated Balance Sheets, and the expense is recorded as a reduction of net sales in the Consolidated Statements of Operations.
We perform ongoing credit evaluations of our customers and impair receivable balances by recording specific allowances for bad debts based on judgment using factors such as current trends, the length of time the receivables are past due, and historical collection experience. The allowance for accounts receivable balances that are determined likely to be uncollectible are a reduction in the receivables line of the Consolidated Balance Sheets, and the expense is recorded in selling and administrative expenses in the Consolidated Statements of Operations.
Inventory - Inventories are stated at the lower of cost or net realizable value. Cost includes material, labor, and applicable manufacturing overhead. Costs associated with underutilization of capacity are expensed as incurred. Inventories were valued using the last-in, first-out (“LIFO”) method for approximately 51% and 67% of consolidated inventories at June 30, 2022 and June 30, 2021, respectively, and the remaining inventories were valued using the first-in, first-out (“FIFO”) method and average cost method. The percentage of inventory subject to LIFO as of June 30, 2022 decreased as a result of higher Poppin inventory which is accounted for using the average cost method.
Inventory valued using the LIFO method requires judgement in the determination of appropriate indices used for evaluating price level changes and the application of indices to the various types of inventory within LIFO inventory pools. See Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for further information regarding the LIFO calculation. As of June 30, 2022 and 2021, the LIFO reserve was $23.8 million and $18.2 million, respectively. Inventories recorded on our balance sheets are adjusted for excess and obsolete inventory. For inventory using the LIFO method, excess and obsolete inventory is determined based upon FIFO inventory values, but the LIFO reserve is adjusted to prevent recognizing excessive inventory reserves in total.
Self-insurance reserves - We are self-insured up to certain limits for automobile and general liability, workers’ compensation, and certain employee health benefits such as medical, short-term disability, and dental, with the related liabilities included in the accompanying financial statements. Our policy is to estimate reserves based upon a number of factors, including known claims, estimated incurred but not reported claims, and other analyses, which are based on historical information, along with certain assumptions about future events. Changes in assumptions for such matters as a result of increased medical costs and changes in actual experience could cause these estimates to change and reserve levels to be adjusted accordingly. At June 30, 2022 and June 30, 2021, our accrued liabilities for self-insurance exposure were $2.3 million and $3.0 million, respectively.

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
The acquisition purchase price includes contingent payments if revenue and EBITDA milestones are achieved through June 30, 2024. The fair value at initial measurement was $31.8 million, and as of June 30, 2022, the fair value of the contingent earn-out liability was $3.2 million. We utilized management estimates and consultation with an independent third-party valuation firm to assist in the valuation process. The fair value of the contingent earn-out liability was estimated using the Monte Carlo Simulation methodology, which is a discounted cash flow method. The fair value determination of the contingent earn-out liability required significant estimates and assumptions related to the forecasts of revenue and EBITDA, and the selection of the discount and volatility rates.
Goodwill - Goodwill represents the difference between the purchase price and the related underlying tangible and intangible net asset fair values resulting from business combinations. Goodwill is assigned to and the fair value is tested at the reporting unit level. Annually, or if conditions indicate an earlier review is necessary, we may assess qualitative factors to determine if it is more likely than not that the fair value is less than its carrying amount. We also have the option to bypass the qualitative assessment and proceed directly to performing the quantitative goodwill impairment test which compares the carrying value of the reporting unit to the reporting unit’s fair value to identify impairment. Using the quantitative test, we determine the fair value of our reporting unit generally using market data, appraised values and discounted cash flow analyses. The use of a discounted cash flow analysis requires significant judgment to estimate the future cash flows derived from the business and the period of time over which those cash flows will occur, as well as to determine an appropriate discount rate. Under the quantitative assessment, if the fair value of the reporting unit is less than the carrying value, goodwill is written down to its fair value. The fair value is established primarily using a discounted cash flow analysis and secondarily a market approach utilizing current industry information. The calculation of the fair value of the reporting unit considers current market conditions existing at the assessment date. During fiscal year 2022, we recognized goodwill impairment of $34.1 million. During fiscal year 2021 no goodwill impairment was recognized. At June 30, 2022 and June 30, 2021, goodwill totaled $47.8 million and $82.0 million, respectively.
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
Foreign Exchange Rate Risk: We have minimal foreign currency risk and held no derivative securities to hedge foreign currency risk as of June 30, 2022 and June 30, 2021.

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
These consolidated financial statements are subject to an evaluation of internal control over financial reporting conducted under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, conducted under the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that our internal control over financial reporting was effective as of June 30, 2022.
Deloitte & Touche LLP, our independent registered public accounting firm, has issued an audit report on our internal control over financial reporting which is included herein.

/s/ KRISTINE L. JUSTER
Kristine L. Juster
Chief Executive Officer
August 31, 2022

/s/ TIMOTHY J. WOLFE
Timothy J. Wolfe
Chief Financial Officer
August 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Kimball International, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Kimball International, Inc. and subsidiaries (the “Company”) as of June 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended June 30, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
The LIFO reserve is calculated under the inventory price index computation method in which inventory items are grouped by pools and are priced in terms of each pool’s aggregate base year cost. The result is compared with each pool's aggregate base year cost as of the end of the prior year to determine whether the inventory level of each LIFO pool has increased or whether a portion of the inventory has been liquidated. The determination of the pool’s base year costs involves judgement, particularly as it relates to the process of determining the appropriate indices to apply to the various inventory types within the inventory pools. Additionally, there is judgment involved in determining whether the ending LIFO reserve is sufficient to conclude the inventory is valued at the lower of cost or market. As of June 30, 2022, the LIFO reserve was $23.8 million offset against $121.7 million of FIFO inventory, resulting in net inventory of $98 million.
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

Goodwill — Refer to Notes 1 and 14 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company used a discounted cash flow model to estimate fair value, which requires management to make significant estimates and assumptions related to discount rates and forecasts of future revenues and EBITDA margins. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance was $47.8 million as of June 30, 2022, of which $36.7 relates to the Poppin reporting unit (“Poppin”). On October 31, 2021, which is the Company’s annual goodwill impairment test date, the carrying value of Poppin was determined to exceed its fair value by $34.1 million, at which point, the Company recorded an impairment to goodwill for such amount.
Given the significant judgments made by management to estimate the fair value of Poppin and the difference between its fair value and carrying value, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rate and forecasts of future revenue and EBITDA margin, specifically in consideration of the limited historical results observable for Poppin as a part of the Company, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the discount rate and forecasts of future revenue and EBITDA margin used by management to estimate the fair value of the company included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the company, such as controls related to management’s selection of the discount rate and forecasts of future revenue and EBITDA margin.
•We evaluated management’s ability to accurately forecast future revenues and EBITDA margins by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s revenue and EBITDA margin forecasts by comparing the forecasts to:
◦Historical revenues and EBITDA margins.
◦Internal communications to management and the Board of Directors.
◦Forecasted information industry reports for the Company and certain of its peer companies.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate by:
◦Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
◦Developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Indianapolis, Indiana
August 31, 2022
We have served as the Company's auditor since 2002.

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	June 30, 2022	June 30, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$10,934	$24,336
Receivables, net of allowances of $1,041 and $1,121, respectively	79,301	58,708
Inventories	97,969	54,291
Prepaid expenses and other current assets	30,937	22,012
Total current assets	219,141	159,347
Property and Equipment, net of accumulated depreciation of $188,530 and $191,757, respectively	96,970	90,623
Right-of-use Operating Lease Assets	12,839	14,654
Goodwill	47,844	81,962
Other Intangible Assets, net of accumulated amortization of $54,553 and $41,796, respectively	54,767	64,478
Deferred Tax Assets	14,472	16,368
Other Assets	15,245	17,163
Total Assets	$461,278	$444,595

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$33	$30
Accounts payable	70,936	41,537
Customer deposits	29,706	24,438
Current portion of operating lease liability	6,096	6,590
Dividends payable	3,623	3,532
Accrued expenses	41,088	39,115
Total current liabilities	151,482	115,242
Other Liabilities:
Long-term debt, less current maturities	68,046	40,079
Long-term earn-out liability	3,160	20,190
Long-term operating lease liability	12,150	12,536
Other	12,904	16,878
Total other liabilities	96,260	89,683
Shareholders’ Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized: 50,000,000 Shares issued: 167,000 and 188,000, respectively	8	9
Class B - Shares authorized: 100,000,000 Shares issued: 42,856,000 and 42,835,000, respectively	2,143	2,142
Additional paid-in capital	6,304	5,298
Retained earnings	269,833	299,034
Accumulated other comprehensive income	3,766	1,980
Less: Treasury stock, at cost, 6,179,000 shares and 6,148,000 shares, respectively	(68,518)	(68,793)
Total Shareholders’ Equity	213,536	239,670
Total Liabilities and Shareholders’ Equity	$461,278	$444,595
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except for Per Share Data)

	Year Ended June 30
	2022	2021	2020
Net Sales	$665,877	$569,008	$727,859
Cost of Sales	454,571	386,580	477,098
Gross Profit	211,306	182,428	250,761
Selling and Administrative Expenses	202,291	181,780	187,885
Other General (Income) Expense	(4,523)	—	—
Contingent Earn-Out (Gain) Loss	(17,030)	(11,600)	—
Restructuring Expense	10,489	10,727	8,489
Goodwill Impairment	34,118	—	—
Operating Income (Loss)	(14,039)	1,521	54,387
Other Income (Expense):
Interest income	129	336	1,641
Interest expense	(1,483)	(453)	(79)
Non-operating income	617	3,860	932
Non-operating expense	(2,644)	(654)	(751)
Other income (expense), net	(3,381)	3,089	1,743
Income (Loss) Before Taxes on Income	(17,420)	4,610	56,130
Provision (Benefit) for Income Taxes	(1,706)	(2,806)	15,076
Net Income (Loss)	$(15,714)	$7,416	$41,054

Earnings (Loss) Per Share of Common Stock:
Basic Earnings (Loss) Per Share	$(0.43)	$0.20	$1.11
Diluted Earnings (Loss) Per Share	$(0.43)	$0.20	$1.11

Class A and B Common Stock:
Average Number of Shares Outstanding - Basic	36,798	36,901	36,883
Average Number of Shares Outstanding - Diluted	36,798	37,372	37,037
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands)

	Year Ended June 30, 2022			Year Ended June 30, 2021			Year Ended June 30, 2020
	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income (loss)			$(15,714)			$7,416			$41,054
Other comprehensive income (loss):
Available-for-sale securities	$—	$—	$—	$(44)	$12	$(32)	$12	$(3)	$9
Postemployment severance actuarial change	941	(242)	699	258	(66)	192	596	(154)	442
Unrealized gain (loss) on interest rate swap	1,793	(462)	1,331	—	—	—	—	—	—
Reclassification to (earnings) loss:
Amortization of actuarial change	(522)	134	(388)	(427)	110	(317)	(338)	87	(251)
Interest rate swap	194	(50)	144	—	—	—	—	—	—
Other comprehensive income (loss)	$2,406	$(620)	$1,786	$(213)	$56	$(157)	$270	$(70)	$200
Total comprehensive income (loss)			$(13,928)			$7,259			$41,254
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Year Ended June 30
	2022	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$(15,714)	$7,416	$41,054
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation	14,496	14,511	15,107
Amortization	9,614	6,683	2,402
Loss (Gain) on sales of assets	(4,505)	(80)	81
Restructuring and asset impairment charges	6,375	2,998	4,493
Deferred income tax and other deferred charges	1,265	(3,019)	1,206
Goodwill impairment	34,118	—	—
Stock-based compensation	5,143	5,676	4,919
Change in long-term earn-out liability	(17,030)	(11,600)	—
Other, net	(1,080)	(1,427)	3,096
Change in operating assets and liabilities:
Receivables	(20,658)	12,717	(5,247)
Inventories	(43,678)	11,185	(3,045)
Prepaid expenses and other current assets	(8,694)	(3,503)	(3,105)
Accounts payable	27,865	(6,643)	(8,341)
Customer deposits	5,268	2,744	(4,962)
Accrued expenses	2,642	(10,364)	(17,860)
Net cash provided by (used for) operating activities	(4,573)	27,294	29,798
Cash Flows From Investing Activities:
Capital expenditures	(21,188)	(14,490)	(17,551)
Proceeds from sales of assets	5,435	821	84
Cash paid for acquisitions	—	(101,478)	—
Purchases of capitalized software	(3,923)	(5,044)	(3,525)
Purchases of available-for-sale securities	—	(10,000)	(24,977)
Maturities of available-for-sale securities	—	15,250	52,884
Other, net	(187)	(1,043)	(774)
Net cash provided by (used for) investing activities	(19,863)	(115,984)	6,141
Cash Flows From Financing Activities:
Proceeds from revolving credit facility	113,000	40,000	—
Payments on revolving credit facility	(85,000)	—	—
Repayments of long-term debt	(30)	(27)	(25)
Dividends paid to shareholders	(13,237)	(13,285)	(12,921)
Repurchases of Common Stock	(3,048)	(3,553)	(3,004)
Repurchase of employee shares for tax withholding	(980)	(1,162)	(1,382)
Net cash provided by (used for) financing activities	10,705	21,973	(17,332)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash (1)	(13,731)	(66,717)	18,607
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year (1)	25,727	92,444	73,837
Cash, Cash Equivalents, and Restricted Cash at End of Year (1)	$11,996	$25,727	$92,444
Supplemental Disclosure of Cash Flow Information
Non-cash items:
Initial contingent earn-out liability for Poppin, Inc. acquisition	$—	$31,790	$—
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

(Amounts in Thousands)	June 30, 2022	June 30, 2021	June 30, 2020	June 30, 2019
Cash and Cash Equivalents	$10,934	$24,336	$91,798	$73,196
Restricted Cash Included in Other Assets	1,062	1,391	646	641
Total Cash, Cash Equivalents, and Restricted Cash at End of Year	$11,996	$25,727	$92,444	$73,837
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in Thousands, Except for Share and Per Share Data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Class A	Class B
Amounts at June 30, 2019	$12	$2,139	$3,570	$277,391	$1,937	$(68,559)	$216,490
Net income				41,054			41,054
Other comprehensive income (loss)					200		200
Issuance of non-restricted stock (34,000 shares)			(440)			440	—
Conversion of Class A to Class B common stock (58,000 shares)	(2)	2	(21)			21	—
Compensation expense related to stock incentive plans			5,454				5,454
Performance share issuance (67,000 shares)			(1,391)			879	(512)
Restricted stock units issuance (99,000 shares)			(1,768)			1,313	(455)
Relative total shareholder return performance units issuance (48,000 shares)			(954)			624	(330)
Reclassification of equity-classified awards			(680)				(680)
Repurchase of Common Stock (146,000 shares)						(3,004)	(3,004)
Dividends declared ($0.36 per share)				(13,421)			(13,421)
Amounts at June 30, 2020	$10	$2,141	$3,770	$305,024	$2,137	$(68,286)	$244,796
Net income				7,416			7,416
Other comprehensive income (loss)					(157)		(157)
Issuance of non-restricted stock (45,000 shares)			(617)			594	(23)
Conversion of Class A to Class B common stock (5,000 shares)	(1)	1					—
Compensation expense related to stock incentive plans			5,676				5,676
Restricted stock units issuance (163,000 shares)			(2,945)			2,140	(805)
Relative total shareholder return performance units issuance (32,000 shares)			(586)			430	(156)
Cumulative effect of change in accounting principle				134			134
Repurchase of Common Stock (278,000 shares)						(3,671)	(3,671)
Dividends declared ($0.36 per share)				(13,540)			(13,540)
Amounts at June 30, 2021	$9	$2,142	$5,298	$299,034	$1,980	$(68,793)	$239,670
Net income (loss)				(15,714)			(15,714)
Other comprehensive income (loss)					1,786		1,786
Issuance of non-restricted stock (45,000 shares)			(597)			591	(6)
Conversion of Class A to Class B common stock (5,000 shares)	(1)	1					—
Compensation expense related to stock incentive plans			5,143				5,143
Restricted stock units issuance (204,000 shares)			(3,436)			2,654	(782)
Relative total shareholder return performance units issuance (5,000 shares)			(104)			72	(32)
Repurchase of Common Stock (285,000 shares)						(3,042)	(3,042)
Dividends declared ($0.36 per share)				(13,487)			(13,487)
Amounts at June 30, 2022	$8	$2,143	$6,304	$269,833	$3,766	$(68,518)	$213,536
See Notes to Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Summary of Significant Accounting Policies
Principles of Consolidation: The consolidated financial statements include the accounts of all subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation.
Operating Segments: Our operating segments are aligned with our four business units: Workplace, Health, Hospitality, and eBusiness. Our portfolio of furniture products and services are sold across all business units under our family of brands: Kimball, National, Etc., Interwoven, Kimball Hospitality, D’Style, and Poppin. Our four operating segments aggregate into one reportable segment as they have similar products and services in nature, use similar production and distribution processes, sell to similar types of customers, and share similar long-term economic characteristics.
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
Revenue Recognition: Revenue is measured as the amount of consideration we expect to receive in exchange for transferring distinct goods or providing services to customers. Our revenue consists substantially of product sales, and is reported net of sales discounts, rebates, incentives, returns, and other allowances offered to customers. We recognize revenue when performance obligations under the terms of contracts with our customers are satisfied, which occurs when control passes to a customer to enable them to direct the use of and obtain benefit from the product. This typically occurs when a customer obtains legal title, obtains the risks and rewards of ownership, has received the goods according to the contractual shipping terms either at the shipping point or destination, and is obligated to pay for the product. Shipping and handling activities are recognized as fulfillment activities and are expensed at the time revenue is recognized. We recognize sales net of applicable sales taxes and similar revenue-based taxes. We use judgment in estimating the reduction in net sales driven by customer rebate and incentive programs. Judgments primarily include expected sales levels to be achieved and the corresponding rebate and incentive amounts expected to be earned by dealers and salespersons. We also use judgment in estimating a reserve for returns and allowances which is recorded at the time of the sale, based on estimated product returns and price concessions. The reserve for returns and allowances is recorded in Accrued Expenses on the Consolidated Balance Sheets, and the expense is recorded as a reduction of Net Sales in the Consolidated Statements of Operations. We perform ongoing credit evaluations of our customers and impair receivable balances by recording specific allowances for bad debts based on judgment using factors such as current trends, the length of time the receivables are past due, and historical collection experience. The allowance for accounts receivable balances that are determined likely to be uncollectible are a reduction in the Receivables line of the Consolidated Balance Sheets, and the expense is recorded in Selling and Administrative Expenses in the Consolidated Statements of Operations.
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

Inventories: Inventories are stated at the lower of cost or net realizable value. Cost includes material, labor, and applicable manufacturing overhead. Costs associated with underutilization of capacity are expensed as incurred. Inventory cost was determined using the last-in, first-out (“LIFO”) method for approximately 51% and 67% of consolidated inventories at June 30, 2022 and June 30, 2021, respectively. The remaining inventories were valued using the first-in, first-out (“FIFO”) method and average cost method.
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
Property, Equipment, and Depreciation: Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful life of the assets using the straight-line method for financial reporting purposes. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. Major maintenance activities and improvements are capitalized; other maintenance, repairs, and minor renewals are expensed. Depreciation and expenses for maintenance, repairs and minor renewals are included in both the Cost of Sales line and the Selling and Administrative Expenses line of the Consolidated Statements of Operations.
Impairment of Long-Lived Assets: We perform reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Impairment is recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Assets to be disposed of are recorded at the lower of net book value or fair market value less cost to sell at the date management commits to a plan of disposal. The impairments of long-lived assets were primarily related to our transformation restructuring plan and are described in Note 3. Restructuring of Notes to Consolidated Financial Statements.
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

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, and determination of our weighted average cost of capital. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. While we have historically performed goodwill impairment testing annually during the second fiscal quarter, changes in circumstances may require interim assessments of the carrying amounts of our reporting units relative to their fair values.
In connection with our annual goodwill impairment test, we assessed goodwill at the reporting unit level for impairment during our second quarter of fiscal year 2022 and based on our analysis our Poppin reporting unit had a carrying amount that exceeded its fair value. A forecast revision to delay future sales and earnings growth of the Poppin reporting unit drove the decline in the fair value of the reporting unit, which was primarily attributable to changes in demand due to the ongoing COVID-19 pandemic and supply chain constraints. As a result, we recorded goodwill impairment of $34.1 million during the second quarter of fiscal year 2022.
During fiscal year 2021, no goodwill impairment was recognized, and we recorded $70.8 million in goodwill from the acquisition of Poppin, Inc.
The changes in the carrying amount of goodwill are summarized as follows:

(Amounts in Thousands)	Gross Goodwill	Accumulated Impairment	Net Carrying Amount
June 30, 2020	$12,893	$(1,733)	$11,160
Additions / (Impairments)	70,802	—	70,802
June 30, 2021	83,695	(1,733)	81,962
Additions / (Impairments)	—	(34,118)	(34,118)
June 30, 2022	$83,695	$(35,851)	$47,844
Other Intangible Assets reported on the Consolidated Balance Sheets consist of capitalized software, acquired technology, customer relationships, trade names, non-compete agreements and patents and trademarks. Intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. During fiscal year 2022 upon announcement of the planned closure of our manufacturing space in Tijuana, Mexico and warehouse in Chula Vista, California, we recognized a $3.8 million impairment of the D’Style customer relationship intangible asset because the carrying value exceeded projected cash flows. The impairment of the customer relationship intangible asset is included in the Restructuring Expense line of the Consolidated Statements of Operations. A summary of intangible assets subject to amortization is as follows:

	June 30, 2022			June 30, 2021
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$46,246	$35,521	$10,725	$43,200	$34,058	$9,142
Customer Relationships	19,050	10,518	8,532	19,050	3,936	15,114
Trade Names	36,570	6,811	29,759	36,570	3,154	33,416
Acquired Technology	7,000	1,563	5,437	7,000	559	6,441
Patents and Trademarks	354	47	307	354	16	338
Non-Compete Agreements	100	93	7	100	73	27
Other Intangible Assets	$109,320	$54,553	$54,767	$106,274	$41,796	$64,478
During fiscal years 2022, 2021, and 2020, amortization expense of other intangible assets was, in thousands, $9,614, $6,683, and $2,402, respectively. Amortization expense in future periods is expected to be, in thousands, $9,163, $8,965, $8,767, $8,495, and $6,171 in the five years ending June 30, 2027, and $13,206 thereafter.

A summary of the useful lives of intangible assets subject to amortization is as follows:

Years
Capitalized Software	3 to 13
Customer Relationships	10
Trade Names	10
Acquired Technology	7
Patents	14
Trademarks	15
Non-Compete Agreements	5
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
Research and Development: The costs of research and development are expensed as incurred. Research and development costs were approximately, in millions, $11, $10, and $5 in fiscal years 2022, 2021, and 2020, respectively.
Advertising: Advertising costs are expensed as incurred. Advertising costs, included in selling and administrative expenses were, in millions, $8.3, $4.9, and $4.1, in fiscal years 2022, 2021, and 2020, respectively.
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
Income Taxes: Deferred income taxes are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. The deferred taxes are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. We evaluate the recoverability of deferred tax assets each quarter by assessing the likelihood of future taxable income and available tax planning strategies that could be implemented to realize our deferred tax assets. If recovery is not likely, we provide a valuation allowance based on our best estimate of future taxable income in the various taxing jurisdictions and the amount of deferred taxes ultimately realizable. Future events could change management’s assessment. We classify net deferred tax assets and liabilities as non-current assets in our consolidated balance sheets.
We operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex uncertain tax positions, which may require an extended period of time to resolve. A tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. We maintain a liability for uncertain income tax and other tax positions, including accrued interest and penalties on those positions. As tax positions are effectively settled, the tax liability is adjusted accordingly. We recognize interest and penalties related to unrecognized tax benefits in the Provision for Income Taxes line of the Consolidated Statements of Operations.

Off-Balance Sheet Risk: Our off-balance sheet arrangements are limited to standby letters of credit and performance bonds entered into in the normal course of business as described in Note 10 - Commitments and Contingent Liabilities of Notes to Consolidated Financial Statements.
Other General (Income) Expense: Other General (Income) Expense includes a $4.5 million gain related to the sale of a warehouse during fiscal year 2022.
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
Foreign Currency Translation: Our foreign operations use the U.S. Dollar as their functional currency. Foreign currency assets and liabilities are remeasured into functional currencies at end-of-period exchange rates, except for nonmonetary assets and equity, which are remeasured at historical exchange rates. Revenue and expenses are remeasured at the weighted average exchange rate during the fiscal year, except for expenses related to nonmonetary assets, which are remeasured at historical exchange rates. Gains and losses from foreign currency remeasurement are reported in the Non-operating income or expense line item on the Consolidated Statements of Operations.
Derivative Instruments and Hedging Activities: Derivative financial instruments are recognized on the balance sheet as assets and liabilities and are measured at fair value. Changes in the fair value of derivatives are recorded each period in earnings or accumulated other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction, and if it is, the type of hedge transaction. Hedge accounting is utilized when a derivative is expected to be highly effective upon execution and continues to be highly effective over the duration of the hedge transaction. Hedge accounting permits gains and losses on derivative instruments to be deferred in accumulated other comprehensive income and subsequently included in earnings in the periods in which earnings are affected by the hedged item, or when the derivative is determined to be ineffective. We have used derivatives primarily for interest rate risk inherent in the variable rate of our revolving credit facility.
We also hold an investment in stock warrants which is accounted for as a derivative instrument and is included in the Other Assets line of the Consolidated Balance Sheets. See Note 15 - Derivative Instruments of Notes to Consolidated Financial Statements for more information on derivative instruments and hedging activities.
Stock-Based Compensation: As described in Note 13 - Stock Compensation Plans of Notes to Consolidated Financial Statements, we maintain a stock-based compensation plan which allows for the issuance of stock unit awards, restricted stock awards, stock options, stock appreciation rights, and other stock-based awards, each of which may include performance-based conditions, to certain employees, non-employee directors, consultants, and advisors. We recognize the cost resulting from share-based payment transactions using a fair-value-based method. The estimated fair value of restricted stock units is based on the stock price at the date of the grant. The estimated fair value of outstanding relative total shareholder return performance units (“RTSR”) is based on the grant date fair value of RTSR awards using a Monte Carlo simulation which includes estimating the movement of stock prices and the effects of volatility, interest rates, and dividends. Stock-based compensation expense is recognized for the portion of the awards that are ultimately expected to vest. Forfeitures are recognized as they occur.
Recently Issued Accounting Pronouncements Not Yet Adopted:
In October 2021, the Financial Accounting Standards Board (FASB) issued guidance on accounting for contract assets and contract liabilities, related to revenue contracts with customers, during a business combination by the acquiring business entity. The acquirer is to measure the contract asset and contract liability as of the acquisition date as if the acquirer had originated the contracts. This is a departure from the current practice under U.S. GAAP of recognizing contract assets and contract liabilities at fair value as of the acquisition date. The guidance will be effective in our first quarter of fiscal year 2024, though early adoption is permitted. Management is unable to predict whether the adoption of this guidance will have a material impact on our financial statements.
We evaluate all accounting pronouncements issued by the FASB for consideration of their applicability to our consolidated financial statements. We have assessed all recently issued accounting pronouncements that have not yet been adopted and concluded that those not disclosed are either not applicable to us or are not expected to have a material effect on our consolidated financial statements.

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
The contingent earn-out is payable on annual revenue and profitability milestones achieved through June 30, 2024. As of June 30, 2022 and June 30, 2021, the fair value of the contingent earn-out liability was $3.2 million and $20.2 million, respectively.
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
The operating results of this acquisition are included in our consolidated financial statements beginning on December 9, 2020. For the fiscal year ended June 30, 2022, net sales and net loss related to Poppin were $66.9 million and $13.0 million, respectively. For the fiscal year ended June 30, 2021, net sales and net loss related to Poppin were $24.1 million and $9.1 million, respectively. The aforementioned net losses include amortization on acquired intangibles and exclude earn-out adjustments related to operating performance and goodwill impairment after the acquisition date. There were no direct acquisition costs during the fiscal year ended June 30, 2022. Direct costs of the acquisition during the fiscal year ended June 30,

2021 were $3.6 million which were expensed as incurred and included on the Selling and Administrative Expenses line of our Consolidated Statements of Operations. The goodwill is not deductible for tax purposes. Goodwill is primarily attributable to the anticipated supply chain and revenue synergies including cross selling initiatives expected from the operations of the combined company. See Note 1 - Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements for more information on goodwill and other intangible assets, including the goodwill impairment charge recognized during fiscal year 2022. The purchase price allocation was final as of September 30, 2021. We utilized management estimates and consultation with an independent third-party valuation firm to assist in the valuation process.
The following summarizes goodwill activity related to the acquisition:

Goodwill
(Amounts in Thousands)
Goodwill - June 30, 2020	$—
Goodwill - at acquisition date	71,798
Adjustments to purchase price allocation	(997)
Goodwill - June 30, 2021	$70,801
Impairment	(34,118)
Goodwill - June 30, 2022	$36,683
Pro Forma Information
The following unaudited pro forma financial information summarizes the combined results of operations for Kimball International, Inc. and Poppin, Inc. as if the companies were combined as of the beginning of fiscal year 2020:

	(unaudited)
	Year Ended June 30
(Amounts in Thousands, Except Per Share Data)	2021	2020
Net Sales	$589,157	$801,492
Net Income	$4,210	$28,165
Diluted Earnings Per Share of Common Stock	$0.12	$0.76
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
Note 3   Restructuring
During fiscal years 2022, 2021, and 2020, we recognized $10.5 million, $10.7 million and $8.5 million, respectively of pre-tax restructuring expense.
We utilized available market prices and management estimates to determine the fair value of impaired assets. Restructuring is included in the Restructuring Expense line item on our Consolidated Statements of Operations.
Transformation Restructuring Plan Phase 1:
In June 2019, we announced a transformation restructuring plan to optimize resources for future growth, improve efficiency, and build capabilities across our organization. Restructuring activities included a reduction of our manufacturing facility footprint, closure of select showrooms and reorganization of selling resources, and centralization of administrative functions, We believe phase 1 of our transformation restructuring plan has established a more cost-efficient structure to better align our operations with our long-term strategic goals. Phase 1 of our transformation restructuring plan was substantially complete as of June 30, 2021.

A summary of the charges recorded in connection with phase 1 of the transformation restructuring plan is as follows:

	Year Ended June 30		Total Charges Incurred
(Amounts in Thousands)	2021	2020
Cash-related restructuring charges:
Severance and other employee related costs	$62	$2,159	$2,884
Facility exit costs and other cash charges	998	1,837	3,038
Total cash-related restructuring charges	$1,060	$3,996	$5,922
Non-cash charges:
Transition stock compensation	—	654	725
Impairment of assets	770	3,690	4,460
Other non-cash charges	72	149	221
Total non-cash charges	$842	$4,493	$5,406
Total charges	$1,902	$8,489	$11,328
A summary of the current period activity in accrued restructuring related to phase 1 of the transformation restructuring plan is as follows:

(Amounts in Thousands)	Severance and other employee related costs	Other costs	Total
Balance at June 30, 2020	$167	$65	$232
Additions charged to expense	62	—	62
Cash payments charged against reserve	(229)	(60)	(289)
Non-cash adjustments	—	(5)	(5)
Balance at June 30, 2021	$—	$—	$—
Transformation Restructuring Plan Phase 2:
In August 2020, we announced a second phase of our transformation restructuring plan which includes alignment of our business units to a new market-centric orientation to yield additional cost savings aiding in effectively managing through the downturn caused by the COVID-19 pandemic. Phase 2 of the transformation restructuring plan builds on the initial strategy and the transformation restructuring plan announced in June 2019. The following is a summary of the Phase 2 activities:
•To consolidate manufacturing of all brands into one world-class global operations group, we are streamlining our manufacturing facilities by leveraging production capabilities across all facilities, establishing centers of excellence, and setting up processes to facilitate flexing of product between facilities in response to volume fluctuations. We are also reviewing our overall facility footprint to identify opportunities to reduce capacity and gain efficiencies, and consolidated our Baltimore, Maryland facility into other manufacturing facilities.
•We streamlined our workforce to align with the new organizational structure and the temporary lower volumes created by the COVID-19 pandemic, creating a more efficient organization to deliver on our Connect 2.0 strategy.
•In the third quarter of fiscal 2021, we offered two voluntary retirement incentive programs to eligible employees. Employees electing to participate were paid special termination benefits, including a severance benefit and cash payment that could be used to pay for a period of healthcare coverage or for any other purpose.
•Starting in fiscal year 2022, many of our showrooms now feature multiple brands thus eliminating the need for more than one showroom in the same city. Showroom locations are being reviewed and select leased showroom locations closed.
•During the fourth quarter of fiscal year 2022, we announced a plan to close our Tijuana, Mexico Hospitality manufacturing facility and Chula Vista, California warehouse during our first quarter of fiscal year 2023 as we plan to primarily outsource the D’Style product. During fiscal year 2022 we recognized impairment in the D’Style brand asset group, including a $3.8 million impairment of a D’Style customer relationship intangible because the carrying value exceeded projected cash flows.

Phase 2 of the transformation restructuring plan began in the first quarter of our fiscal year 2021, and we expect a substantial majority of the Phase 2 restructuring actions to be completed by the end of fiscal year 2023.
In addition to the savings already generated from phase 1 of the transformation restructuring plan, the efforts of the phase 2 transformation restructuring plan are expected to generate annualized pre-tax savings of approximately $19.0 million when it is fully implemented. We currently estimate the phase 2 transformation restructuring plan will incur total pre-tax restructuring charges of approximately $21.0 million to $22.0 million, with the majority recorded in fiscal 2021 and 2022 and approximately $2.7 million expected to be recorded in fiscal year 2023. The restructuring charges are expected to consist of approximately $6.7 million to $6.9 million for severance and other employee-related costs, $5.3 million to $5.6 million for facility costs, and $9.0 million to $9.5 million for lease and other asset impairment. Approximately 55% of the total cost estimate is expected to be cash expense.
A summary of the charges recorded in connection with phase 2 of the transformation restructuring plan is as follows:

	Year Ended June 30		Charges Incurred to Date
(Amounts in Thousands)	2022	2021
Cash-related restructuring charges:
Severance and other employee related costs	$1,753	$5,082	$6,835
Facility exit costs and other cash charges	2,361	1,587	3,948
Total cash-related restructuring charges	$4,114	$6,669	$10,783
Non-cash charges:
Impairment of assets and accelerated depreciation	6,375	2,156	8,531
Total charges	$10,489	$8,825	$19,314
A summary of the current period activity in accrued restructuring related to phase 2 of the transformation restructuring plan is as follows:

(Amounts in Thousands)	Severance and other employee related costs
Balance at June 30, 2020	$—
Additions charged to expense	5,716
Cash payments charged against reserve	(3,696)
Non-cash adjustments	(634)
Balance at June 30, 2021	$1,386
Additions charged to expense	1,740
Cash payments charged against reserve	(2,128)
Non-cash adjustments	(24)
Balance at June 30, 2022	$974
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
Disaggregation of Revenue
The following table provides information about revenue by operating segment:

	Year Ended June 30
(Amounts in Millions)	2022	2021	2020
Workplace	$396.8	$330.0	$435.4
Health	104.8	97.3	108.9
Hospitality	97.0	117.4	183.6
eBusiness	67.3	24.3	—
Total Net Sales	$665.9	$569.0	$727.9
Contract Balances
Receivables in the Consolidated Balance Sheets represent the amount of consideration to which we are entitled in exchange for the goods or services sold to our customers, net of allowances for doubtful accounts. Receivables are recorded when the right to consideration from the customer becomes unconditional, which is generally upon billing or upon satisfaction of a performance obligation, whichever is earlier. For the years ended June 30, 2022, June 30, 2021, and June 30, 2020, impairment losses on doubtful accounts receivable were $0.0 million, $0.5 million, and $1.4 million, respectively.
We also receive deposits from certain customers before revenue is recognized, resulting in the recognition of a contract liability reported as Customer Deposits in the Consolidated Balance Sheets. Changes in the customer deposits during fiscal years 2022 and 2021 were as follows:

(Amounts in Millions)	2022	2021
Balance at the beginning of the year	$24.4	$19.6
Customer deposits acquired in Poppin acquisition	—	2.0
Increases due to deposits received, net of other adjustments	94.0	82.3
Revenue recognized	(88.7)	(79.5)
Balance at the end of the year	$29.7	$24.4
Customer deposits are typically utilized within a year of the receipt of the deposit. The amount of revenue recognized during the year ended June 30, 2022 that was included in the June 30, 2021 customer deposit balance was $23.6 million. The amount of revenue recognized during the year ended June 30, 2021 that was included in the June 30, 2020 customer deposit balance was $18.9 million.
Significant Judgments
We use significant judgment in estimating the reduction in net sales driven by customer rebate and incentive programs. Judgments primarily include an estimate of the most likely sales levels to be achieved and the corresponding rebate and incentive amounts expected to be earned by dealers and salespersons. In the years ended June 30, 2022, 2021, and 2020, we had an immaterial amount of adjustments to estimates for cumulative growth rebates and incentives that related to the preceding fiscal years. We also use judgment in estimating a reserve for returns and allowances recorded at the time of the sale, resulting in a reduction of revenue, based on estimated product returns and price concessions.

Accounting Policies and Practical Expedients Elected
For shipping and handling activities, we are applying an accounting policy election which allows an entity to account for shipping and handling activities as fulfillment activities rather than a promised good or service when the activities are performed, even if those activities are performed after the control of the good has been transferred to the customer. Therefore, we expense shipping and handling costs at the time revenue is recognized. We classify shipping and handling expenses in Cost of Sales in the Consolidated Statements of Operations.
We are also applying an accounting policy election which allows an entity to exclude from revenue any amounts collected from customers on behalf of third parties, such as sales taxes and other similar taxes we collect concurrent with revenue-producing activities. Therefore, we present revenue net of sales taxes and similar revenue-based taxes.
Note 5 Leases
Our operating lease portfolio is primarily comprised of showrooms, which expire at various dates through 2030. We have no financing leases. Certain operating lease agreements include rental payments adjusted periodically for inflationary indexes. Additionally, some leases include options to renew or terminate the leases which can be exercised at our discretion. Lease terms include the noncancellable portion of the underlying leases along with any reasonably certain lease periods associated with available renewal periods. Certain leases have terms that are dependent upon the occurrence of events, activities, or circumstances in lease agreements and incur variable lease expense driven by warehouse square footage utilized, property taxes assessed, and other non-lease component charges. Variable lease expense is presented as operating expense in our Consolidated Statements of Operations in the same line item as expense arising from fixed lease payments for operating leases. For all classes of assets, we do not separate non-lease components of a contract from the lease components to which they relate. We do not recognize a right-of-use asset or lease liability for short-term leases that have a lease term of twelve months or less. Our leases do not contain residual value guarantees or material restrictive covenants. As the rate implicit in our lease contracts cannot be readily determined, we use an estimated incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The estimated incremental borrowing rate represents the estimated rate of interest we would have to pay to borrow an amount equal to the lease payments for a similar period of time on a collateralized basis.
Lease liabilities are recognized at the lease commencement date based upon the present value of the remaining lease payments. Right-of-use assets are based on the lease liability adjusted for prepaid rent, deferred rent, and tenant allowances received. Lease liabilities are amortized based upon the effective interest method, while right-of-use assets are amortized based upon the straight-line expense less interest on the lease liability. Lease expense for lease payments is recognized on a straight-line basis over the lease term, except for impaired leases for which the lease expense is recognized on a declining basis over the remaining lease term.
The components of our lease expenses are as follows:

	Year Ended June 30
(Amounts in Millions)	2022	2021	2020
Operating lease expense	$5.0	$4.5	$3.4
Variable lease expense	4.4	3.5	2.5
Total lease expense	$9.4	$8.0	$5.9
Right-of-use assets for operating leases are tested for impairment in the same manner as long-lived assets used in operations as explained in Note 14 - Fair Value of Notes to Consolidated Financial Statements. During fiscal years 2022, 2021, and 2020 we recorded $1.4 million, $0.8 million, and $3.7 million, respectively, of right-of-use asset and associated leasehold improvement impairments. The fiscal year 2022 impairment was driven by the closure of our Baltimore manufacturing facility, the planned exit of our Tijuana, Mexico manufacturing facility and Chula Vista, California warehouse, and the exit of showrooms in support of our transition to multi-brand showrooms thus eliminating the need for more than one showroom in the same city. The fiscal year 2021 and 2020 impairments were primarily related to ceasing use of several showrooms and showroom sublease assumption modifications due to the degradation of the leasing environment driven by the COVID-19 pandemic. The impairment expenses are included in the Restructuring Expense line item on our Consolidated Statements of Operations.

Supplemental cash flow and other information related to leases are as follows:

	Year Ended June 30
(Amounts in Millions)	2022	2021	2020
Cash flow information:
Operating lease payments impacting lease liability	$7.3	$5.9	$4.8
Non-cash impact of obtaining new right-of-use assets	$6.3	$0.1	$2.6

	As of June 30
	2022	2021
Other information:
Weighted-average remaining term (in years)	4.6	4.3
Weighted-average discount rate	4.4%	4.6%
The following table summarizes the future minimum lease payments as of June 30, 2022:

(Amounts in Millions)	Year Ended June 30 (1)
2023	$6.1
2024	4.3
2025	3.5
2026	2.4
2027	1.7
Thereafter	2.1
Total lease payments	$20.1
Less interest	1.9
Present value of lease liabilities	$18.2
(1) Lease payments include options to extend lease terms that are reasonably certain of being exercised. The payments exclude legally binding minimum lease payments for leases signed but not yet commenced. At June 30, 2022, we have additional operating leases that have not yet commenced for which we will record both right-of-use assets and lease liabilities of $5.4 million. Two of the leases are expected to commence in our first quarter of fiscal year 2023 with lease terms of approximately 1 year at $0.2 million and 5 years at $1.3 million. A third lease is expected to commence in our fourth quarter of fiscal year 2023 with a lease term of approximately 12 years at $3.9 million.
In fiscal year 2021, we executed a contract to sell a warehouse which was accounted for as a failed sale leaseback as control did not pass to the buyer. During fiscal year 2022, we received payment and control passed to the buyer, and we recorded a pre-tax gain on sale of the warehouse of $4.5 million.

Note 6    Earnings Per Share
Basic earnings per share are based on the weighted average number of shares outstanding during the period. Diluted earnings per share are based on the weighted average number of shares outstanding plus the assumed issuance of common shares for all potentially dilutive securities.

	Year Ended June 30
(Amounts in Thousands, Except for Per Share Data)	2022	2021	2020
Net Income (Loss)	$(15,714)	$7,416	$41,054

Average Shares Outstanding for Basic EPS Calculation	36,798	36,901	36,883
Dilutive Effect of Average Outstanding Compensation Awards	—	471	154
Average Shares Outstanding for Diluted EPS Calculation	36,798	37,372	37,037

Basic Earnings (Loss) Per Share	$(0.43)	$0.20	$1.11
Diluted Earnings (Loss) Per Share	$(0.43)	$0.20	$1.11
All stock compensation awards were antidilutive as a result of the net loss for fiscal year 2022, thus 723,000 average restricted stock units and average relative total shareholder return awards were excluded from the dilutive calculation.
Note 7    Income Taxes
Kimball International, or one of its wholly-owned subsidiaries, files U.S. federal income tax returns and income tax returns in various state and local jurisdictions. Our provision (benefit) for income taxes is composed of the following items:

	Year Ended June 30
(Amounts in Thousands)	2022	2021	2020
Currently Payable (Refundable):
Federal	$(2,783)	$(269)	$9,890
State	(200)	510	4,019
Total current	$(2,983)	$241	$13,909
Deferred Taxes:
Federal	$1,949	$(1,293)	$1,979
State	(672)	(1,754)	(812)
Total deferred	$1,277	$(3,047)	$1,167
Total provision (benefit) for income taxes	$(1,706)	$(2,806)	$15,076
A reconciliation of the statutory U.S. income tax rate to Kimball International’s effective income tax rate follows:

	Year Ended June 30
	2022		2021		2020
(Amounts in Thousands)	Amount	%	Amount	%	Amount	%
Tax provision (benefit) computed at U.S. federal statutory rate	$(3,658)	21.0%	$968	21.0%	$11,787	21.0%
State income taxes, net of federal income tax benefit	(1,714)	9.8	(433)	(9.4)	2,533	4.5
Goodwill impairment	8,808	(50.5)	—	—	—	—
Change in fair value of contingent earn-out liability	(4,396)	25.3	(2,840)	(61.6)	—	—
Research credit	(600)	3.4	(600)	(13.0)	(430)	(0.8)
Other - net	(146)	0.8	99	2.1	1,186	2.2
Total provision (benefit) for income taxes	$(1,706)	9.8%	$(2,806)	(60.9%)	$15,076	26.9%
Net cash payments (refunds) for income taxes were, in thousands, $(3,520), $7,187, and $11,114 in fiscal years 2022, 2021, and 2020, respectively.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets associated with net operating losses of, in thousands, $3,628 can be carried forward indefinitely and, in thousands, $16,526 expire from fiscal year 2023 to 2042. Deferred tax assets associated with tax credit carryforwards of, in thousands, $5,139, expire from fiscal year 2025 to 2042. Valuation allowances were provided as of June 30, 2022 for deferred tax assets relating to state net operating losses of, in thousands, $3,453, and foreign tax credits of, in thousands, $802, that we currently believe are more likely than not to remain unrealized in the future. In all periods presented, the change in the valuation allowance is reported as a component of income tax expense.
During fiscal year 2021, we acquired U.S. federal net operating losses (“NOLs”) with a tax benefit of approximately $16.2 million in connection with the Poppin, Inc. acquisition, of which $14.6 million remains available to offset future taxable income during the carryforward periods based on limitations under Section 382 of the Internal Revenue Code of 1986, as amended. We also acquired state NOLs with a tax benefit of approximately $4.7 million in connection with the Poppin, Inc. acquisition, of which an estimated $3.2 million remains available to offset future taxable income during the carryforward periods. We provided a full valuation allowance against the available state NOLs, as we do not have sufficient positive evidence at this time to conclude that Poppin, Inc. will be able to utilize the NOL carryforwards in the states where the losses were generated, considering state limitations on the utilization of NOLs.
The components of the deferred tax assets and liabilities as of June 30, 2022 and 2021, were as follows:

(Amounts in Thousands)	2022	2021
Deferred Tax Assets:
Receivables	$618	$665
Inventory	2,475	3,242
Employee benefits	158	246
Deferred compensation	6,603	5,402
Other current liabilities	266	459
Warranty reserve	651	736
Tax credit carryforwards	5,139	4,974
Restructuring	472	670
Net operating loss carryforward	20,154	21,935
Miscellaneous	4,741	4,014
Valuation allowance	(4,255)	(3,295)
Total asset	$37,022	$39,048
Deferred Tax Liabilities:
Property and equipment	$8,604	$7,833
Intangible assets	10,765	12,423
Goodwill	689	493
Miscellaneous	2,492	1,931
Total liability	$22,550	$22,680
Net Deferred Tax Assets	$14,472	$16,368
Changes in the unrecognized tax benefit, excluding accrued interest and penalties, during fiscal years 2022, 2021, and 2020 were as follows:

(Amounts in Thousands)	2022	2021	2020
Beginning balance - July 1	$812	$798	$753
Increases related to prior fiscal years	9	24	74
Decreases related to lapses in statute of limitations	(285)	(10)	(29)
Ending balance - June 30	$536	$812	$798
Portion that, if recognized, would reduce tax expense and effective tax rate	$423	$686	$676

Amounts accrued for interest and penalties were as follows:

	As of June 30
(Amounts in Thousands)	2022	2021	2020
Accrued Interest and Penalties:
Interest	$121	$175	$156
Penalties	$134	$143	$137
Interest and penalties expense (income) recognized for fiscal years 2022, 2021, and 2020 were, in thousands, $(63), $25, and $102, respectively.
We are no longer subject to any significant U.S. federal tax examinations by tax authorities for years before fiscal year 2019, and to various state and local income tax examinations by tax authorities for years before 2018. We do not expect the change in the amount of unrecognized tax benefits in the next 12 months to have a significant impact on our results of operations or financial position.
We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs. No provision was made for income taxes that may result from future remittances of the undistributed earnings of foreign subsidiaries that are determined to be indefinitely reinvested, which was $1.3 million on June 30, 2022. Future remittances of these undistributed earnings of foreign subsidiaries are not subject to U.S. income tax or foreign withholding taxes in the foreign country where the foreign subsidiaries operate.
Note 8    Inventories
Inventories are stated at the lower of cost or net realizable value. Inventories are valued using the last-in, first-out (“LIFO”) method for approximately 51% and 67% of consolidated inventories at June 30, 2022 and June 30, 2021, respectively. The percentage of inventory subject to LIFO at the end of fiscal year 2022 decreased as a result of higher Poppin inventory, which is accounted for using the average cost method. The remaining inventories are valued using the first-in, first-out (“FIFO”) method and average cost method.
Had non-LIFO methods been used for all inventories, pre-tax income would have been $5.5 million higher in fiscal year 2022, $2.1 million higher in fiscal year 2021, and $0.1 million lower in fiscal year 2020. Certain inventory quantity reductions caused liquidations of LIFO inventory values, which increased pre-tax income by $3.5 million in 2022, $1.3 million in 2021 and an immaterial amount in 2020.
Inventory components at June 30 were as follows:

(Amounts in Thousands)	2022	2021
Finished products	$66,890	$37,787
Work-in-process	1,974	1,320
Raw materials	52,878	33,428
Total FIFO inventory	$121,742	$72,535
LIFO reserve	(23,773)	(18,244)
Total inventory	$97,969	$54,291

Note 9    Property and Equipment
Major classes of property and equipment at June 30 consist of the following:

(Amounts in Thousands)	2022	2021
Land	$2,352	$2,483
Buildings and improvements	116,439	120,135
Machinery and equipment	149,449	153,388
Construction-in-progress	17,260	6,374
Total	$285,500	$282,380
Less: Accumulated depreciation	(188,530)	(191,757)
Property and equipment, net	$96,970	$90,623
The useful lives used in computing depreciation are based on estimated service lives for classes of property, as follows:

Years
Buildings and improvements	5 to 40
Machinery and equipment	2 to 20
Leasehold improvements	Lesser of Useful Life or Term of Lease
Depreciation of property and equipment, including asset write-downs, totaled, in millions, $14.5 for both fiscal years 2022 and 2021, and $15.1 for fiscal year 2020.
Note 10   Commitments and Contingent Liabilities
Guarantees:
Standby letters of credit were issued to lessors and insurance institutions and can only be drawn upon in the event of our failure to pay our obligations to a beneficiary. We had a maximum financial exposure from unused standby letters of credit totaling $1.7 million as of both June 30, 2022 and June 30, 2021.
We are periodically required to provide performance bonds in order to conduct business with certain customers. The bonds are required to provide assurances to customers that the products and services they have purchased will be installed and/or provided properly and without damage to their facilities. We are ultimately liable for claims that may occur against the performance bonds. We had a maximum financial exposure from performance bonds totaling $0.9 million and $0.1 million as of June 30, 2022 and June 30, 2021, respectively.
We are not aware of circumstances that would require us to perform under these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our consolidated financial statements. Accordingly, no liability has been recorded as of June 30, 2022 and 2021 with respect to the standby letters of credit or performance bonds. We also enter into commercial letters of credit to facilitate payments to vendors and from customers.
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

Changes in the product warranty accrual during fiscal years 2022, 2021, and 2020 were as follows:

(Amounts in Thousands)	2022	2021	2020
Product Warranty Liability at the beginning of the year	$2,861	$3,190	$2,238
Additions to warranty accrual (including changes in estimates)	1,797	1,905	3,995
Settlements made (in cash or in kind)	(2,128)	(2,234)	(3,043)
Product Warranty Liability at the end of the year	$2,530	$2,861	$3,190
Note 11    Long-Term Debt and Revolving Credit Facility
Short-term borrowings and long-term debt consisted of the following obligations:

	As of June 30
(Amounts in Thousands)	2022	2021
Long-term debt under revolving credit facility due October 2024; 3.34% variable interest rate at June 30, 2022	$68,000	$40,000
Other debt maturing August 12, 2024; 9.25% fixed interest rate	79	109
Total Debt	$68,079	$40,109
Aggregate maturities of long-term debt for the next three years through maturity are, in thousands, $33, $36, and $68,010, respectively.
As of June 30, 2022 we had a $125.0 million revolving credit facility with a maturity date of October 2024 that allowed for both issuances of letters of credit and cash borrowings. We also have an option to request an increase of the amount available for borrowing to $200.0 million, subject to participating banks’ consent. The revolving loans under the Credit Agreement could consist of, at our election, advances in U.S. dollars or advances in any other currency that was agreed to by the lenders. The proceeds of the loans are to be used for general corporate purposes including acquisitions. A portion of the revolving credit facility, not to exceed $10 million of the principal amount, was available for the issuance of letters of credit. At June 30, 2022, we had $1.7 million in letters of credit outstanding, which reduced our borrowing capacity on the revolving credit facility. Total availability to borrow under the revolving credit facility totaled $55.3 million at June 30, 2022. The commitment fee on the unused portion of principal amount of the revolving credit facility is payable at a rate that ranges from 20 to 30 basis points per annum as determined by our ratio of consolidated total indebtedness to adjusted consolidated EBITDA. The weighted average interest rate on borrowings outstanding at June 30, 2022 and June 30, 2021 was 3.35% and 1.40%, respectively. Interest expense incurred and paid on borrowings were, in thousands, $1,378, $382, and $15, in fiscal years 2022, 2021, and 2020, respectively.
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

We were in compliance with all debt covenants of the revolving credit facility during the twelve-month period ended June 30, 2022. The most significant financial covenants under the Credit Agreement require:
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
The discretionary employer contribution for domestic employees is determined annually by the Compensation and Governance Committee of the Board of Directors. Total expense related to employer contributions to the domestic retirement plans was, in millions, $3.6, $0.0 and $4.9 for fiscal years 2022, 2021 and 2020, respectively.
Employees of certain foreign subsidiaries are covered by local pension or retirement plans, and employees of recently acquired companies receive an employer matching contribution. The expense related to employer contributions to these plans for fiscal years 2022, 2021, and 2020 was not material.
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

	June 30
(Amounts in Thousands)	2022	2021
Changes and Components of Benefit Obligation:
Benefit obligation at beginning of year	$2,971	$2,739
Service cost	512	496
Interest cost	69	46
Actuarial (gain) loss for the period	(941)	(258)
Benefits paid	(53)	(52)
Benefit obligation at end of year	$2,558	$2,971
Balance in current liabilities	$496	$540
Balance in non-current liabilities	2,062	2,431
Total benefit obligation recognized in the Consolidated Balance Sheets	$2,558	$2,971

	June 30
(Amounts in Thousands)	2022	2021
Changes and Components in Accumulated Other Comprehensive Income (Loss) (before tax):
Accumulated Other Comprehensive Income (Loss) at beginning of year	$2,663	$2,832
Net change in unrecognized actuarial gain (loss)	419	(169)
Accumulated Other Comprehensive Income (Loss) at end of year	$3,082	$2,663

(Amounts in Thousands)	Year Ended June 30
Components of Net Periodic Benefit Cost (before tax):	2022	2021	2020
Service cost	$512	$496	$489
Interest cost	69	46	66
Amortization of actuarial (gain) loss	(522)	(427)	(338)
Net periodic benefit cost — Total cost	$59	$115	$217
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
The Plan recognized actuarial gains during fiscal years 2022, 2021 and 2020 as a result of lower benefit payments than were assumed in the benefit obligation. The actuarial gains are amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plans.
Assumptions used to determine fiscal year end benefit obligations are as follows:

	2022	2021
Discount Rate	4.3%	2.1%
Rate of Compensation Increase	2.0%	2.0%
Weighted average assumptions used to determine fiscal year net periodic benefit costs are as follows:

	2022	2021	2020
Discount Rate	2.6%	1.7%	2.5%
Rate of Compensation Increase	2.0%	2.0%	2.8%
Note 13    Stock Compensation Plans
On October 31, 2017, the shareholders approved the 2017 Stock Incentive Plan (“the 2017 Plan”) which allows for the issuance of stock awards, restricted stock awards, stock options, stock appreciation rights, and other stock-based awards, each of which may include performance-based conditions, to certain employees, non-employee directors, consultants, and advisors. The 2017 Plan was amended on October 26, 2021, to increase the number of shares available for issuance under the 2017 Plan by 2,000,000 shares. The amended 2017 Plan authorizes the issuance of 4.1 million shares of our Class B Common Stock including unused shares from the former plan.
Stock-based compensation expense was $5.1 million, $5.7 million, and $5.6 million in fiscal years 2022, 2021 and 2020, respectively. The total income tax benefit for stock compensation arrangements was $0.9 million, $1.1 million, and $1.2 million in fiscal years 2022, 2021 and 2020, respectively. Included in the provision for income taxes for fiscal years 2022 and 2021, was a $0.4 million increase in taxes for both fiscal years and a $0.2 million increase in taxes in fiscal year 2020 for excess tax benefits from the vesting of stock awards. We generally use treasury shares for issuance of shares.
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
A summary of RTSR activity during fiscal year 2022 is presented below:

	Number of Shares(1)	Weighted Average Grant Date Fair Value
RTSRs outstanding at July 1, 2021	242,952	$13.96
Granted	126,220	$15.54
Vested	(6,090)	$12.42
Forfeited	(90,364)	$18.12
RTSRs outstanding at June 30, 2022	272,718	$13.21
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
As of June 30, 2022, there was approximately $0.9 million of unrecognized compensation cost related to RTSRs. That cost is expected to be recognized over the vesting periods ending June 2023 through June 2024, with a weighted average vesting period of approximately one year, five months. The grant date fair value of RTSR awards was calculated using a Monte Carlo simulation. This valuation technique includes estimating the movement of stock prices and the effects of volatility, interest rates, and dividends. The weighted average grant date fair value was $15.54, $11.43, and $20.78 for RTSR awards granted in fiscal years 2022, 2021, and 2020, respectively. During fiscal years 2022, 2021, and 2020, respectively, 6,090, 4,947, and 45,602 RTSRs vested at a fair value of $0.1 million, $0.1 million, and $0.5 million. The RTSR awards vested represent the total number of shares vested prior to the reduction of shares withheld to satisfy tax withholding obligations.
Restricted Stock Units:
Restricted Stock Units (“RSUs”) were granted to officers and employees. Upon vesting, the outstanding number of RSUs and, if applicable, the value of dividends accumulated over the vesting period are converted to shares of common stock. The contractual life of the RSUs is generally three years, however certain awards have shorter or longer contractual lives in order to transition from other types of compensation or to be used as a long-term retention tool. If the employment of a holder of an RSU terminates before the RSU has vested for any reason other than death, retirement, total permanent disability, or certain other circumstances described in our employment policy, the RSU and accumulated dividends will be forfeited.
A summary of RSU activity during fiscal year 2022 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
RSUs outstanding at July 1, 2021	643,336	$12.61
Granted	316,137	$11.85
Vested	(249,564)	$13.45
Forfeited	(105,678)	$12.53
RSUs outstanding at June 30, 2022	604,231	$11.88
As of June 30, 2022, there was approximately $3.8 million of unrecognized compensation cost related to non-vested RSU compensation arrangements. That cost is expected to be recognized over vesting periods ending December 2022 through June 2024, with a weighted average vesting period of one year, six months. The fair value of RSU awards is based on the stock price at the date of award. The weighted average grant date fair value was $11.85, $11.80, and $17.25 for RSU awards granted in fiscal years 2022, 2021, and 2020, respectively. During fiscal years 2022, 2021, and 2020, respectively, 249,564, 240,955, and 155,919 RSUs vested at a fair value of $3.4 million, $3.9 million, and $2.6 million. The fair value is equal to the closing price of shares of our Common Stock on the date of the grant. The RSU awards vested represent the total number of shares vested prior to the reduction of shares withheld to satisfy tax withholding obligations.

Unrestricted Share Grants:
Unrestricted shares may be granted to employees and non-employee members of the Board of Directors as consideration for service to Kimball International. Unrestricted share grants do not have vesting periods, holding periods, restrictions on sale, or other restrictions. The fair value of unrestricted shares is based on the stock price at the date of the award. During fiscal years 2022, 2021, and 2020, respectively, we granted a total of 45,105, 44,795, and 33,334 unrestricted shares of common stock at an average grant date fair value of $10.59, $11.75, and $15.93 for a total fair value, in thousands, of $478, $526, and $531. These shares are the total number of shares granted, prior to the reduction of shares withheld to satisfy tax withholding obligations. Unrestricted shares were awarded to key employees and non-employee members of the Board of Directors as compensation for director’s fees and as a result of directors’ elections to receive unrestricted shares in lieu of cash payment. Director’s fees are expensed over the period that directors earn the compensation.
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
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during fiscal years 2022 and 2021.
In connection with the fiscal year 2021 acquisition of Poppin, remaining contingent earn-out payments up to $45 million may be paid based on revenue and profitability milestones achieved through June 30, 2024, with the expected payments to be in the range of $0 to $5 million. As of June 30, 2022, the fair value of the contingent earn-out liability was $3.2 million. The liability is carried at fair value and is classified in Level 3 of the fair value hierarchy. During the fiscal years ended June 30, 2022 and 2021, the recurring revaluation to fair value resulted in pre-tax income of $17.0 million and $11.6 million, respectively, primarily due to the impact of COVID-19 and supply chain disruptions on our sales growth model.
The recurring Level 3 fair value measurements of the contingent earn-out liability include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value		Valuation Technique	Unobservable Inputs	Range	Selected
Revenue and EBITDA Based Payments	$3.2	million	Discounted Cash Flow	Revenue Discount Rate	4.5% to 6.5%	5.8%
				EBITDA Volatility	25.0% to 42.5%	42.5%
				Revenue Volatility	6.5% to 10.5%	10.5%

Financial Instruments Recognized at Fair Value:
The following methods and assumptions were used to measure fair value:

Financial Instrument	Level	Valuation Technique/Inputs Used
Cash Equivalents: Money market funds	1	Market - Quoted market prices.
Trading securities: Mutual funds held in nonqualified SERP	1	Market - Quoted market prices.
Derivative Assets: Stock warrants	3	Market - The pricing of recent purchases or sales of the investment in the privately-held company are considered, if any, as well as positive and negative qualitative evidence, in the assessment of fair value. The value of the stock warrants fluctuates primarily in relation to the value of the privately-held company's underlying securities.

Derivative Assets: Interest Rate Swap	2	Market - Based on observable market inputs using standard calculations, such as time value, forward interest rate yield curves, and current spot rates adjusted for Kimball International’s non-performance risk.
Contingent earn-out liability	3	Income - Based on a valuation model that measures the present value of the probable cash payments based upon the forecasted operating performance of the acquisition and a discount rate that captures the risk associated with the liability.
Recurring Fair Value Measurements:
As of June 30, 2022 and June 30, 2021, the fair values of financial assets and liabilities that are measured at fair value on a recurring basis using the market or income approach are categorized as follows:

(Amounts in Thousands)	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$5,508	$—	$—	$5,508
Derivatives: Interest rate swap	—	1,986	—	1,986
Trading Securities: Mutual funds in nonqualified SERP	10,517	—	—	10,517
Derivatives: Stock warrants	—	—	1,500	1,500
Total assets at fair value	$16,025	$1,986	$1,500	$19,511
Liabilities
Contingent earn-out liability	—	—	3,160	3,160
Total liabilities at fair value	$—	$—	$3,160	$3,160

(Amounts in Thousands)	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$18,762	$—	$—	$18,762
Trading Securities: Mutual funds in nonqualified SERP	14,049	—	—	14,049
Derivatives: Stock warrants	—	—	1,500	1,500
Total assets at fair value	$32,811	$—	$1,500	$34,311
Liabilities
Contingent earn-out liability	—	—	20,190	20,190
Total liabilities at fair value	$—	$—	$20,190	$20,190

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

Non-recurring Fair Value Adjustment	Level	Valuation Technique/Inputs Used
Impairment of Right of Use Lease Assets and Related Assets Groups	3	Income - Based on a valuation model that measures the present value of remaining lease payments less estimated sublease income at a discount rate that captures the risk associated with the future cash flows.
Impairment of Customer Relationship Intangible	3	Income - Based on a valuation model that determines fair value based on estimated discounted future cash flows, requiring the use of significant estimates and assumptions, including revenue growth rates and EBITA margins and future market conditions.
Impairment of Goodwill	3	Income - Based on a valuation model that determines fair value based on estimated discounted future cash flows of each reporting unit, requiring the use of significant estimates and assumptions, including revenue growth rates and EBITDA margins, future market conditions and discount rates that capture the risk associated with future cash flows.
During fiscal years 2022, 2021, and 2020, we recorded $1.4 million, $0.8 million, and $3.7 million, respectively, of right-of-use asset and associated leasehold improvement impairment. resulting from the planned exit of our D’Style operations, the closure of our leased Pennsylvania and Maryland facilities, and the closure of showrooms as part of our transformation restructuring plan. The impairment losses are included as a component of the Restructuring Expense line item on our Consolidated Statements of Operations. The asset groups used to calculate impairment included the right-of-use lease assets, leasehold improvements, and lease liabilities.
During fiscal year 2022 we recognized a $3.8 million impairment of a D’Style customer relationship intangible because the carrying value exceeded projected cash flows. The impairment is included as a component of the Restructuring Expense line item on our Consolidated Statements of Operations.
During fiscal year 2022, we recorded $34.1 million of goodwill impairment related to our Poppin business. Annual goodwill impairment testing determined the carrying value of the Poppin reporting unit exceeded its relative fair value, most notably driven by the impact of COVID-19 and supply chain disruptions on our sales growth model.
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

Note 15    Derivative Instruments
Interest Rate Swap:
We are subject to interest rate risk related to our revolving credit facility and have entered into an interest rate swap agreement that is based on LIBOR to manage this exposure. The interest rate swap agreement is designated as a cash flow hedge that qualifies for hedge accounting under the hypothetical derivative method. Fair value adjustments are recorded as a component of Accumulated Other Comprehensive Income, net of tax (“AOCI”) in the Consolidated Balance Sheets. Balances in AOCI are reclassified into earnings when transactions related to the underlying risk are settled. As of June 30, 2022 the interest rate swap had a notional value totaling $40.0 million and a weighted average LIBOR fixed rate of 0.834%. See Note 14 - Fair Value of Notes to Consolidated Financial Statements for information regarding the fair value of our interest rate swap.
At June 30, 2022, our interest rate swap was recorded in current assets and non-current assets at $0.9 million and $1.1 million, respectively.
The pre-tax balance of interest rate swap gains in AOCI as of June 30, 2022 was $2.0 million. See Note 19 - Accumulated Other Comprehensive Income of Notes to Consolidated Financial Statements for information regarding activity recorded as a component of AOCI.
Stock Warrants:
We hold a total investment of $2.0 million in a privately-held company, including $1.5 million in stock warrants purchased during fiscal year 2017. The investment in stock warrants is accounted for as a derivative instrument and is included in the Other Assets line of the Consolidated Balance Sheets. The stock warrants are convertible into equity shares of the privately-held company upon achieving certain milestones. The value of the stock warrants will fluctuate primarily in relation to the value of the privately-held company's underlying securities, either providing an appreciation in value or potentially expiring with no value. During the year ended June 30, 2022, the change in fair value of the stock warrants was not significant. See Note 14 - Fair Value of Notes to Consolidated Financial Statements for more information on the valuation of these securities.
Information on the location and amounts of derivative fair values in the Consolidated Balance Sheets are presented below.

Fair Values of Derivative Instruments on the Consolidated Balance Sheets
	Asset Derivatives			Liability Derivatives
		Fair Value As of			Fair Value As of
(Amounts in Thousands)	Balance Sheet Location	June 30, 2022	June 30, 2021	Balance Sheet Location	June 30, 2022	June 30, 2021
Derivatives designated as hedging instruments:
Interest Rate Swap	Prepaid Expenses and Other Current Assets	$851	$—		$—	$—
Interest Rate Swap	Other Assets	1,135	—		—	—
		$1,986	$—		$—	$—
Derivatives not designated as hedging instruments:
Stock warrants	Other Assets	$1,500	$1,500		$—	$—
Total derivatives		$3,486	$1,500		$—	$—
Note 16    Investments
Supplemental Employee Retirement Plan Investments:
We maintain a self-directed supplemental employee retirement plan (“SERP”) in which executive employees are eligible to participate. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. We recognize SERP investment assets on the Consolidated Balance Sheets at current fair value. The SERP assets consist primarily of equity funds, balanced funds, target date funds, a bond fund, and a money market fund. A SERP liability of the same amount is recorded on the Consolidated Balance Sheets representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in income in the Other Income (Expense) category. Adjustments made to revalue the SERP liability are also recognized in income as selling and administrative expenses and offset valuation adjustments on SERP investment assets. Net unrealized holding gains (losses) for securities held at June 30, 2022, 2021, and 2020 were, in thousands, $(3,083), $2,725, and $41, respectively. SERP asset and liability balances were as follows:

	June 30
(Amounts in Thousands)	2022	2021
SERP investments - current asset	$3,284	$3,905
SERP investments - other long-term asset	7,233	10,144
Total SERP investments	$10,517	$14,049
SERP obligation - current liability	$3,284	$3,905
SERP obligation - other long-term liability	7,233	10,144
Total SERP obligation	$10,517	$14,049
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
Note 17    Accrued Expenses
Accrued expenses consisted of:

	June 30
(Amounts in Thousands)	2022	2021
Compensation	$19,025	$12,158
Selling	4,213	4,812
Employer retirement contribution	3,410	—
Taxes	7,266	10,295
Insurance	2,306	2,998
Restructuring	974	1,386
Other expenses	3,894	7,466
Total accrued expenses	$41,088	$39,115
Note 18   Geographic Information
The following geographic area data includes net sales based on the location where title transfers.

	Year Ended June 30
(Amounts in Thousands)	2022	2021	2020
Net Sales:
United States	$655,991	$565,044	$715,175
Foreign	9,886	3,964	12,684
Total Net Sales	$665,877	$569,008	$727,859
Substantially all long-lived assets were located in the United States for each of the three fiscal years ended June 30, 2022. Long-lived assets include property and equipment and other long-term assets such as software.

Note 19  Accumulated Other Comprehensive Income
During fiscal years 2022 and 2021, the changes in the balances of each component of Accumulated Other Comprehensive Income, net of tax, were as follows:

(Amounts in Thousands)	Unrealized Investment Gain (Loss)	Postemployment Benefits Net Actuarial Gain (Loss)	Interest Rate Swap Gain (Loss)	Accumulated Other Comprehensive Income
Balance at June 30, 2020	$32	$2,105	$—	$2,137
Other comprehensive income (loss) before reclassifications	(32)	192	—	160
Reclassification to (earnings) loss	—	(317)	—	(317)
Net current-period other comprehensive income (loss)	(32)	(125)	—	(157)
Balance at June 30, 2021	$—	$1,980	$—	$1,980

Other comprehensive income (loss) before reclassifications	—	699	1,331	2,030
Reclassification to (earnings) loss	—	(388)	144	(244)
Net current-period other comprehensive income (loss)	—	311	1,475	1,786
Balance at June 30, 2022	$—	$2,291	$1,475	$3,766
The following reclassifications were made from Accumulated Other Comprehensive Income to the Consolidated Statements of Operations:

Reclassifications from Accumulated Other Comprehensive Income			Affected Line Item in the Consolidated Statements of Operations
	Year Ended June 30
(Amounts in Thousands)	2022	2021
Postemployment Benefits Amortization of Actuarial Gain (1)	$522	$427	Non-operating income (expense), net
	(134)	(110)	Benefit (Provision) for Income Taxes
	$388	$317	Net Income (Loss)

Interest Rate Swap Gain (Loss)(2)	(194)	—	Interest expense
	50	—	Benefit (Provision) for Income Taxes
	$(144)	$—	Net Income (Loss)

Total Reclassifications for the Period	$244	$317	Net Income (Loss)
Amounts in parentheses indicate reductions to income.
(1) See Note 12 - Employee Benefit Plans of Notes to Consolidated Financial Statements for further information on postemployment benefit plans.
(2) See Note 15 - Derivative Instruments of Notes to the Consolidated Financial Statements for further information on derivative instruments.

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
The equity securities without readily determinable fair value and stock warrants were valued at $0.5 million and $1.5 million, respectively, at both June 30, 2022 and June 30, 2021 and were included in the Other Assets line of the Consolidated Balance Sheets. For more information related to our investment in the privately-held company, see Note 14 - Fair Value of Notes to Consolidated Financial Statements.
The carrying value of the notes receivable for independent dealership financing were $0.4 million and $0.7 million as of June 30, 2022 and June 30, 2021, respectively, and were included on the Receivables and Other Assets lines of our Consolidated Balance Sheets.
We have no obligation to provide additional funding to the VIEs, and thus our exposure and risk of loss related to the VIEs is limited to the carrying value of the investment and notes receivable. Financial support provided by Kimball International to the VIEs was limited to the items discussed above during the fiscal year ended June 30, 2022.

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A - Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
(b) Management’s report on internal control over financial reporting.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, we included a report of management’s assessment of the effectiveness of our internal control over financial reporting as part of this report. The effectiveness of our internal control over financial reporting as of June 30, 2022 has been audited by our independent registered public accounting firm. Management’s report and the independent registered public accounting firm’s attestation report are included in our Consolidated Financial Statements under the captions entitled “Management's Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
(c) Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B - Other Information
None.
Item 9C - Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10 - Directors, Executive Officers and Corporate Governance
Directors
The information required by this item with respect to Directors is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of shareholders to be held October 21, 2022 under the captions “Proposal No. 1 - Election of Directors” and “Information Concerning Directors Continuing in Office and Committees.”
Committees
The information required by this item with respect to the Audit Committee and its financial experts and with respect to the Compensation and Governance Committee’s responsibility for establishing procedures by which shareholders may recommend nominees to the Board of Directors is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of shareholders to be held October 21, 2022 under the caption “Information Concerning Directors Continuing in Office and Committees.”
Information about our Executive Officers
The information required by this item with respect to our executive officers is included at the end of Part I of this Annual Report on Form 10-K under “Information about our Executive Officers” and is incorporated herein by reference.

Delinquent Reports under Section 16(a) of the Exchange Act
The information required by this item with respect to delinquent reports under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of shareholders to be held October 21, 2022 under the caption “Delinquent Section 16(a) Reports.”
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
Item 11 - Executive Compensation
The information required by this item is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of shareholders to be held October 21, 2022 under the captions “Information Concerning Directors Continuing in Office and Committees,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Related Risk Assessment,” and “Executive Officer and Director Compensation.”
Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Security Ownership
The information required by this item is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of shareholders to be held October 21, 2022 under the caption “Share Ownership Information.”
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of shareholders to be held October 21, 2022 under the caption “Executive Officer and Director Compensation — Securities Authorized for Issuance Under Equity Compensation Plans.”
Item 13 - Certain Relationships and Related Transactions, and Director Independence
Relationships and Related Transactions
The information required by this item is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of shareholders to be held October 21, 2022 under the caption “Review and Approval of Transactions with Related Persons.”
Director Independence
The information required by this item is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of shareholders to be held October 21, 2022 under the caption “Information Concerning Directors Continuing in Office and Committees.”
Item 14 - Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the material contained in our Proxy Statement for our annual meeting of shareholders to be held October 21, 2022 under the caption “Proposal No. 5 - Ratification of the Appointment of our Independent Registered Public Accounting Firm” and “Appendix A - Approval Process for Services Performed by the Independent Registered Public Accounting Firm.”

PART IV

Item 15 - Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this report:
(1) Financial Statements:

(2) Financial Statement Schedules:

II. Valuation and Qualifying Accounts for Each of the Three Years in the Period Ended June 30, 2022	75

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

3(a)	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed October 29, 2021)
3(b)	Amended and Restated By-Laws of the Company, effective as of October 27, 2021 (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed October 29, 2021)
4(a)	Description of the Company’s Class B Common Stock (Incorporated by reference to Exhibit 4(a) to the Company’s Form 10-K for the fiscal year ended June 30, 2020)
10(a)*	Amended and Restated 2017 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 29, 2021)
10(b)*	Supplemental Employee Retirement Plan (2015 Revision) (Incorporated by reference to Exhibit 10(d) to the Company’s Form 10-K for the fiscal year ended June 30, 2015)

Exhibit	Description
10(c)*	Executive Annual Cash Incentive Plan, effective as of July 1, 2021 (Incorporated by reference to Exhibit 10(a) to the Company’s Form 8-K filed July 16, 2021)
10(d)*	Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed July 9, 2018)
10(e)*	Form of Performance Unit Award Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed July 9, 2018)
10(f)*	Form of Performance Unit Award Agreement (EPS based)
10(g)*	Form of Performance Unit Award Agreement (EPS based) by and between the Company and Kristine L. Juster
10(h)*	Form of Executive Change in Control Agreement (Incorporated by reference to Exhibit 10(q) to the Company’s Form 10-K for the fiscal year ended June 30, 2018)
10(i)*
Form of Executive Employment Agreement executed on October 24, 2018 and effective as of November 1, 2018, by and between the Company and Kristine L. Juster (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed October 25, 2018)

10(j)*	First Amendment to Executive Employment Agreement effective as of July 6, 2022, by and between the Company and Kristine L. Juster
10(k)*	Form of Executive Employment Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed June 29, 2015)
10(l)*
Executive Employment Agreement effective January 31, 2020, by and between the Company and Mark W. Johnson and effective October 19, 2020 by and between the Company and Timothy “T.J.” Wolfe (Incorporated by reference to Exhibit 10(w) to the Company’s Form 10-K filed August 28, 2020)

10(m)*	Employment Offer for Mr. Wolfe (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 5, 2020)
10(n)
Amended and Restated Credit Agreement, dated as of October 24, 2019 among Kimball International, Inc., the Lenders party hereto, and JPMorgan Chase Bank, National Association, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 30, 2019)

10(o)
First Amendment to Credit Agreement, dated as of November 4, 2020, among Kimball International, Inc., the lender parties thereto, JPMorgan Chase Bank, National Association, as administrative agent, and the guarantors named therein. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 4, 2020)

10(p)
Second Amendment to Amended and Restated Credit Agreement, dated as of September 21, 2021, among Kimball International, Inc., the lender parties thereto, JPMorgan Chase Bank, National Association, as administrative agent, and the guarantors named therein (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 24, 2021)

21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following material from Kimball International, Inc.'s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 are formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Shareholders' Equity; (vi) Notes to Consolidated Financial Statements; and (vii) Schedule II Valuation and Qualifying Accounts.
104	The cover page from the Company’s Annual Report on Form 10-K for the annual period ended June 30, 2021, formatted in Inline XBRL and contained in Exhibit 101
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
August 31, 2022

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ KRISTINE L. JUSTER
Kristine L. Juster
Chief Executive Officer and Director
August 31, 2022

/s/ TIMOTHY J. WOLFE
Timothy J. Wolfe
Chief Financial Officer
August 31, 2022

/s/ DARREN S. GRESS
Darren S. Gress
Senior Director, Corporate Controller
(functioning as Principal Accounting Officer)
August 31, 2022

Signature	Signature

/s/ THOMAS J. TISCHHAUSER *	/s/ SCOTT M. SETTERSTEN*
Thomas J. Tischhauser	Scott M. Settersten
Director	Director

/s/ KIMBERLY K. RYAN *	/s/ VALERIE R. LOVE *
Kimberly K. Ryan	Valerie R. Love
Director	Director

/s/ PATRICK E. CONNOLLY *	/s/ DR. SUSAN B. FRAMPTON *
Patrick E. Connolly	Dr. Susan B. Frampton
Director, Chair of the Board	Director

*     The undersigned does hereby sign this document on my behalf pursuant to powers of attorney duly executed and filed with the Securities and Exchange Commission, all in the capacities as indicated:

Date
August 31, 2022
/s/ KRISTINE L. JUSTER
Kristine L. Juster
Director, Chief Executive Officer

Individually and as Attorney-In-Fact

KIMBALL INTERNATIONAL, INC.
Schedule II. - Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Additions (Reductions) to Expense	Adjustments to Other Accounts	Write-offs and Recoveries	Balance at End of Year
(Amounts in Thousands)
Year Ended June 30, 2022
Valuation Allowances:
Short-Term Receivables	$1,121	$(194)	$161	$(47)	$1,041
Long-Term Notes Receivable	$347	$(17)	$—	$—	$330
Deferred Tax Asset	$3,295	$1,122	$98	$(260)	$4,255
Year Ended June 30, 2021
Valuation Allowances:
Short-Term Receivables	$2,574	$522	$(385)	$(1,590)	$1,121
Long-Term Notes Receivable	$357	$(10)	$—	$—	$347
Deferred Tax Asset	$1,113	$525	$2,172	$(515)	$3,295
Year Ended June 30, 2020
Valuation Allowances:
Short-Term Receivables	$1,321	$1,416	$127	$(290)	$2,574
Long-Term Notes Receivable	$85	$(6)	$278	$—	$357
Deferred Tax Asset	$869	$268	$136	$(160)	$1,113