Form 10-Q
period 2022-09-30
KIMBALL INTERNATIONAL INC
filed 2022-11-04
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s common stock as of October 26, 2022 was:
Class A Common Stock - 167,489 shares
Class B Common Stock - 36,406,017 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	(Unaudited)
	September 30, 2022	June 30, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$16,760	$10,934
Receivables, net of allowances of $977 and $1,041, respectively	64,726	79,301
Inventories	105,935	97,969
Prepaid expenses and other current assets	24,754	30,937
Total current assets	212,175	219,141
Property and equipment, net of accumulated depreciation of $186,263 and $188,530, respectively	97,069	96,970
Right-of-use operating lease assets	13,172	12,839
Goodwill	47,844	47,844
Other intangible assets, net of accumulated amortization of $49,250 and $54,553, respectively	53,644	54,767
Deferred tax assets	15,528	14,472
Other assets	14,928	15,245
Total Assets	$454,360	$461,278

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$33
Accounts payable	69,731	70,936
Customer deposits	36,427	29,706
Current portion of operating lease liability	5,718	6,096
Dividends payable	3,710	3,623
Accrued expenses	31,378	41,088
Total current liabilities	146,964	151,482
Long-Term Liabilities:
Long-term debt, less current maturities	65,000	68,046
Long-term operating lease liability	12,228	12,150
Other long-term liabilities	12,797	16,064
Total long-term liabilities	90,025	96,260
Shareholders’ Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized: 50,000,000 Shares issued: 167,000 for both periods	8	8
Class B - Shares authorized: 100,000,000 Shares issued: 42,856,000 for both periods	2,143	2,143
Additional paid-in capital	7,283	6,304
Retained earnings	272,993	269,833
Accumulated other comprehensive income	4,297	3,766
Less: Treasury stock, at cost, 6,299,000 shares and 6,179,000 shares, respectively	(69,353)	(68,518)
Total Shareholders’ Equity	217,371	213,536
Total Liabilities and Shareholders’ Equity	$454,360	$461,278
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)
	Three Months Ended
	September 30
	2022	2021
Net Sales	$177,811	$156,610
Cost of Sales	118,197	107,513
Gross Profit	59,614	49,097
Selling and Administrative Expenses	53,407	50,159
Contingent Earn-out (Gain) Loss	(3,160)	4,610
Restructuring Expense	370	1,455
Operating Income (Loss)	8,997	(7,127)
Other Income (Expense):
Interest income	77	9
Interest expense	(681)	(257)
Non-operating income (expense), net	(490)	(186)
Other income (expense), net	(1,094)	(434)
Income (Loss) Before Taxes on Income	7,903	(7,561)
Provision (Benefit) for Income Taxes	1,347	(2,512)
Net Income (Loss)	$6,556	$(5,049)

Earnings (Loss) Per Share of Common Stock:
Basic Earnings (Loss) Per Share	$0.18	$(0.14)
Diluted Earnings (Loss) Per Share	$0.18	$(0.14)

Class A and B Common Stock:
Average Number of Shares Outstanding - Basic	36,754	36,821
Average Number of Shares Outstanding - Diluted	36,976	36,821
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands)

	(Unaudited)			(Unaudited)
	Three Months Ended			Three Months Ended
	September 30, 2022			September 30, 2021
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income (loss)			$6,556			$(5,049)
Other comprehensive income (loss):
Postemployment severance actuarial change	129	(33)	96	265	(69)	196
Unrealized gain (loss) on interest rate swap	888	(229)	659	(351)	90	(261)
Reclassification to (earnings) loss:
Amortization of actuarial change	(166)	43	(123)	(136)	35	(101)
Interest rate swap	(136)	35	(101)	58	(15)	43
Other comprehensive income (loss)	$715	$(184)	$531	$(164)	$41	$(123)
Total comprehensive income (loss)			$7,087			$(5,172)

See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	(Unaudited)
	Three Months Ended
	September 30
	2022	2021
Cash Flows From Operating Activities:
Net income (loss)	$6,556	$(5,049)
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities:
Depreciation	3,634	3,562
Amortization	2,195	2,439
(Gain) loss on sales of assets	(4)	4
Restructuring and asset impairment charges	314	853
Deferred income tax and other deferred charges	(1,219)	961
Stock-based compensation	1,168	1,122
Change in earn-out liability	(3,160)	4,610
Other, net	(418)	(669)
Change in operating assets and liabilities:
Receivables	14,548	4,834
Inventories	(8,281)	(4,943)
Prepaid expenses and other current assets	6,225	(1,764)
Accounts payable	(667)	7,804
Customer deposits	6,721	2,731
Accrued expenses	(9,520)	(4,590)
Net cash provided by operating activities	18,092	11,905
Cash Flows From Investing Activities:
Capital expenditures	(4,202)	(2,734)
Proceeds from sales of assets	311	122
Purchases of capitalized software	(1,222)	(1,101)
Other, net	167	121
Net cash used for investing activities	(4,946)	(3,592)
Cash Flows From Financing Activities:
Proceeds from revolving credit facility	40,000	10,000
Payments on revolving credit facility	(43,000)	(10,000)
Repayments of long-term debt	(79)	(30)
Dividends paid to shareholders	(3,309)	(3,308)
Repurchases of Common Stock	(1,011)	(1,531)
Repurchase of employee shares for tax withholding	—	(216)
Net cash used for financing activities	(7,399)	(5,085)
Net Increase in Cash, Cash Equivalents, and Restricted Cash (1)	5,747	3,228
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period (1)	11,996	25,727
Cash, Cash Equivalents, and Restricted Cash at End of Period (1)	$17,743	$28,955
Supplemental Disclosure of Cash Flow Information
Cash paid (refunded) during the period for:
Income taxes	$(974)	$98
Interest expense	$639	$220
(1) The following table reconciles cash and cash equivalents in the balance sheets to cash, cash equivalents, and restricted cash per the statements of cash flows. The restricted cash included in other assets on the balance sheet represents customer deposits held due to a foreign entity being classified as a restricted entity by a government agency subsequent to our receipt of the deposit and also cash held in escrow for repayment of the Payment Protection Program loan that Poppin, Inc. obtained prior to its acquisition. In addition, the restricted cash balance for periods June 30, 2022 and prior included amounts pledged as collateral for a long-term financing arrangement as contractually required by a lender and the restriction lapsed when the related debt was paid.

(Amounts in Thousands)	September 30, 2022	June 30, 2022	September 30, 2021	June 30, 2021
Cash and Cash Equivalents	$16,760	$10,934	$27,864	$24,336
Restricted cash included in Other Assets	983	1,062	1,091	1,391
Total Cash, Cash Equivalents, and Restricted Cash at end of period	$17,743	$11,996	$28,955	$25,727
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in Thousands, Except for Share and Per Share Data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
Three months ended September 30, 2022 (Unaudited)	Class A	Class B
Amounts at June 30, 2022	$8	$2,143	$6,304	$269,833	$3,766	$(68,518)	$213,536
Net income (loss)				6,556			6,556
Other comprehensive income (loss)					531		531
Issuance of non-restricted stock (22,000 shares)			(189)			230	41
Compensation expense related to stock compensation plans			1,168				1,168
Repurchase of Common Stock (142,000 shares)						(1,065)	(1,065)
Dividends declared ($0.09 per share)				(3,396)			(3,396)
Amounts at September 30, 2022	$8	$2,143	$7,283	$272,993	$4,297	$(69,353)	$217,371

Three months ended September 30, 2021 (Unaudited)
Amounts at June 30, 2021	$9	$2,142	$5,298	$299,034	$1,980	$(68,793)	$239,670
Net income (loss)				(5,049)			(5,049)
Other comprehensive income (loss)					(123)		(123)
Issuance of non-restricted stock (9,000 shares)			(120)			117	(3)
Compensation expense related to stock compensation plans			1,122				1,122
Restricted stock units issuance (30,000 shares)			(568)			392	(176)
Relative total shareholder return performance units issuance (5,000 shares)			(104)			72	(32)
Repurchase of Common Stock (124,000 shares)						(1,523)	(1,523)
Dividends declared ($0.09 per share)				(3,367)			(3,367)
Amounts at September 30, 2021	$9	$2,142	$5,628	$290,618	$1,857	$(69,735)	$230,519

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
Prior Period Reclassification:
We combined the Long-term earn-out liability line with the Other long-term liabilities line on our June 30, 2022 balance sheet as the balance no longer requires separate presentation.
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
As a result of revenue and earnings forecast declines within our Poppin reporting unit, we determined that a triggering event had occurred; therefore, we performed a quantitative assessment of the fair value of goodwill as of September 30, 2022. Based upon our quantitative impairment assessment, we determined the fair value exceeded the carrying amount of our Poppin reporting unit thus no impairment was recorded. However, further changes to the assumptions regarding the future performance, an adverse change to macroeconomic conditions, or a change to other assumptions could result in additional impairment losses in the future, which could be significant. The goodwill within our Poppin reporting unit remains susceptible to future impairment charges due to narrow differences between fair value and carrying value resulting from the $34.1 million goodwill impairment charge recorded in fiscal year 2022 which was primarily driven by reductions in our long-term net sales and profitability projections. Our remaining goodwill within the Poppin reporting unit totals $36.7 million.

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

	September 30, 2022			June 30, 2022
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$46,870	$35,664	$11,206	$46,246	$35,521	$10,725
Customer Relationships	12,000	3,894	8,106	19,050	10,518	8,532
Trade Names	36,570	7,725	28,845	36,570	6,811	29,759
Acquired Technology	7,000	1,814	5,186	7,000	1,563	5,437
Patents and Trademarks	354	55	299	354	47	307
Non-Compete Agreements	100	98	2	100	93	7
Other Intangible Assets	$102,894	$49,250	$53,644	$109,320	$54,553	$54,767
A summary of the useful lives of intangible assets subject to amortization is as follows:

Years
Capitalized Software	3 to 13
Customer Relationships	10
Trade Names	10
Acquired Technology	7
Patents	14
Trademarks	15
Non-Compete Agreements	5

Amortization expense incurred and future expected expenses related to intangible assets were:
	Three months ended
	September 30		Remainder	Future Fiscal Years
(Amounts in Thousands)	2022	2021	2023	2024	2025	2026	2027	Thereafter
Amortization Expense	$2,195	$2,439	$7,224	$9,240	$9,021	$8,638	$6,298	$13,223
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
Components of the Non-operating income (expense), net line, were:

	Three Months Ended
	September 30
(Amounts in Thousands)	2022	2021
Loss on SERP Investments	$(459)	$(93)
Other	(31)	(93)
Non-operating income (expense), net	$(490)	$(186)
Note 3. Restructuring
We recognized pre-tax restructuring expense of $0.4 million in the three months ended September 30, 2022, and recognized $1.5 million for the three months ended September 30, 2021.
We utilized available market prices and management estimates to determine the fair value of impaired assets. Restructuring is included in the Restructuring Expense line item on our Condensed Consolidated Statements of Operations.
Transformation Restructuring Plan:
Current actions under our transformation restructuring plan are focused on activities such as the streamlining of manufacturing facilities, the consolidation of showrooms, and the closure of our manufacturing facility in Tijuana, Mexico which was completed during the first quarter of fiscal year 2023. This phase of the transformation restructuring plan began in the first quarter of our fiscal year 2021, and we expect a substantial majority of the restructuring actions to be completed by the end of fiscal year 2023.
In addition to the savings already generated from the first phase of the transformation restructuring plan, the efforts of this second phase of the transformation restructuring plan are expected to generate annualized pre-tax savings of approximately $19.0 million when it is fully implemented. We currently estimate this phase of the transformation restructuring plan will incur total pre-tax restructuring charges of approximately $21.5 million to $22.0 million, with approximately $2.5 million expected to be recorded in remainder of fiscal year 2023. The restructuring charges are expected to consist of approximately $7.0 million for severance and other employee-related costs, $6.3 million to $6.5 million for facility costs, and $8.2 million to $8.5 million for lease and other asset impairment. Approximately 55% of the total cost estimate is expected to be cash expense.

A summary of the charges recorded in connection with the second phase of the transformation restructuring plan is as follows:

	Three Months Ended		Charges Incurred to Date
	September 30
(Amounts in Thousands)	2022	2021
Cash-related restructuring charges:
Severance and other employee related costs	$190	$146	$7,025
Facility exit costs and other cash charges	933	456	4,881
Total cash-related restructuring charges	$1,123	$602	$11,906
Non-cash charges:
(Gain) on sale, impairment of assets and accelerated depreciation	(753)	853	7,778
Total charges	$370	$1,455	$19,684
A summary of the current period activity in accrued restructuring related to the second phase of the transformation restructuring plan is as follows:

(Amounts in Thousands)	Severance and other employee related costs
Balance at June 30, 2022	$974
Additions charged to expense	210
Cash payments charged against reserve	(1,133)
Non-cash adjustments	(47)
Balance at September 30, 2022	$4
Note 4. Revenue
Disaggregation of Revenue
The following table provides information about revenue by operating segment:

	Three Months Ended
	September 30
(Amounts in Millions)	2022	2021
Workplace & Health	$142.8	$116.3
Hospitality	19.7	25.0
eBusiness	15.3	15.3
Total Net Sales	$177.8	$156.6
For the three months ended September 30, 2021, the Workplace and Health categories have been combined based on our reassessment of disaggregation of revenue based on our current method of evaluating our business.
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
We also receive deposits from certain customers before revenue is recognized, resulting in the recognition of a contract liability reported as Customer Deposits in the Condensed Consolidated Balance Sheets. Customer deposits are typically utilized within a year of the receipt of the deposit. The amount of revenue recognized during the three months ended September 30, 2022 that was included in the June 30, 2022 customer deposit balance was $16.6 million.
Note 5. Leases
Our operating lease portfolio is primarily comprised of showrooms, which expire at various dates through fiscal year 2030. We have no financing leases. Certain operating lease agreements include rental payments adjusted periodically for inflationary indices. Additionally, some leases include options to renew or terminate the leases which can be exercised at our discretion. Lease terms include the noncancellable portion of the underlying leases along with any reasonably certain lease periods associated with available renewal periods.
Certain leases have terms that are dependent upon the occurrence of events, activities, or circumstances in lease agreements and incur variable lease expense driven by warehouse square footage utilized, property taxes assessed, and other non-lease component charges. Variable lease expense is presented as operating expense in our Condensed Consolidated Statements of Operations in the same line item as expense arising from fixed lease payments for operating leases. For all classes of assets, we do not separate non-lease components of a contract from the lease components to which they relate. We do not recognize a right-of-use asset or lease liability for short-term leases that have a lease term of twelve months or less.
The components of our lease expenses are as follows:

	Three Months Ended
	September 30
(Amounts in Millions)	2022	2021
Operating lease expense	$1.3	$1.2
Variable lease expense	1.7	1.4
Total lease expense	$3.0	$2.6
Right-of-use assets for operating leases are tested for impairment in the same manner as long-lived assets used in operations as explained in Note 12 - Fair Value of Notes to Condensed Consolidated Financial Statements. During the first three months of fiscal year 2023 we had no lease impairment, however for the first three months of fiscal year 2022 we recorded $0.7 million of right-of-use asset and associated leasehold improvement impairments. The impairment charge is included in the Restructuring Expense line item on our Condensed Consolidated Statements of Operations. See Note 3 - Restructuring of Notes to Condensed Consolidated Financial Statements for more information on the impairment.
Supplemental cash flow and other information related to leases are as follows:

	Three Months Ended
	September 30
(Amounts in Millions)	2022	2021
Cash flow information:
Operating lease payments impacting lease liability	$1.6	$1.7
Non-cash impact of obtaining new right-of-use assets	$1.5	$—

	As of
	September 30
	2022	2021
Other information:
Weighted-average remaining term (in years)	4.6	4.1
Weighted-average discount rate	4.5%	4.6%

The following table summarizes the future minimum lease payments as of September 30, 2022:

Fiscal Year Ended
(Amounts in Millions)	June 30 (1)
2023	$4.6
2024	4.4
2025	3.8
2026	2.8
2027	2.1
Thereafter	2.1
Total lease payments	$19.8
Less interest	1.9
Present value of lease liabilities	$17.9
(1) Lease payments include options to extend lease terms that are reasonably certain of being exercised. The payments exclude legally binding minimum lease payments for leases signed but not yet commenced. At September 30, 2022, we have additional operating leases that have not yet commenced for which we will record both right-of-use assets and lease liabilities of $9.9 million. Two of the leases are expected to commence in our second quarter of fiscal year 2023 with lease terms of approximately 3 years at a total of $0.3 million. A third lease is expected to commence in our third quarter of fiscal year 2023 with a lease term of approximately 10 years at $5.7 million, while a fourth lease is expected to commence in our fourth quarter of fiscal year 2023 with a lease term of approximately 12 years at $3.9 million.
Note 6. Earnings Per Share
Basic earnings per share are based on the weighted average number of shares outstanding during the period. Diluted earnings per share are based on the weighted average number of shares outstanding plus the assumed issuance of common shares for all potentially dilutive securities.

	Three Months Ended
	September 30
(Amounts in Thousands, Except for Per Share Data)	2022	2021
Net Income (Loss)	$6,556	$(5,049)

Average Shares Outstanding for Basic EPS Calculation	36,754	36,821
Dilutive Effect of Average Outstanding Compensation Awards	222	—
Average Shares Outstanding for Diluted EPS Calculation	36,976	36,821

Basic Earnings (Loss) Per Share	$0.18	$(0.14)
Diluted Earnings (Loss) Per Share	$0.18	$(0.14)
Stock compensation awards were antidilutive as a result of the net loss for the quarter ended September 30, 2021, thus 790,000 average restricted stock units and 174,000 average relative total shareholder return awards were excluded from the dilutive calculation.
Note 7. Income Taxes
In determining the quarterly provision for income taxes we use an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which we operate. Unusual or infrequently occurring items are separately recognized in the quarter in which they occur. Our effective tax rate for the three months ended September 30, 2022 was 17.0%, which was lower than the combined federal and state statutory tax rate primarily due to a sale of Mexican subsidiary stock and an earn-out valuation adjustment. Our effective tax rate for the three months ended September 30, 2021 was 33.2%, which was higher than the combined federal and state statutory tax rate primarily due to an earn-out valuation adjustment.

Note 8. Inventories
Inventory components were as follows:

(Amounts in Thousands)	September 30, 2022	June 30, 2022
Finished products	$73,561	$66,890
Work-in-process	1,716	1,974
Raw materials	54,872	52,878
Total FIFO inventory	130,149	121,742
LIFO reserve	(24,214)	(23,773)
Total inventory	$105,935	$97,969
For interim reporting, LIFO inventories are computed based on quantities as of the end of the quarter and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur, except in cases where LIFO inventory liquidations are expected to be reinstated by fiscal year end. LIFO expense including the effect of changes in quantities, price levels, and inventory liquidations during the three-month periods ended September 30, 2022 and September 30, 2021 were $0.4 million and $2.4 million, respectively. The earnings impact of LIFO inventory liquidations during the three-month periods ended September 30, 2022 and September 30, 2021 were immaterial.
Note 9. Accumulated Other Comprehensive Income
During the three months ended September 30, 2022 and 2021, the changes in the balances of each component of Accumulated Other Comprehensive Income, net of tax, were as follows:

Accumulated Other Comprehensive Income
(Amounts in Thousands)	Postemployment Benefits Net Actuarial Gain (Loss)	Interest Rate Swap Gain (Loss)	Accumulated Other Comprehensive Income
Balance at June 30, 2022	$2,291	$1,475	$3,766
Other comprehensive income (loss) before reclassifications	96	659	755
Reclassification to (earnings) loss	(123)	(101)	(224)
Net current-period other comprehensive income (loss)	(27)	558	531
Balance at September 30, 2022	$2,264	$2,033	$4,297

Balance at June 30, 2021	$1,980	$—	$1,980
Other comprehensive income (loss) before reclassifications	196	(261)	(65)
Reclassification to (earnings) loss	(101)	43	(58)
Net current-period other comprehensive income (loss)	95	(218)	(123)
Balance at September 30, 2021	$2,075	$(218)	$1,857

The following reclassifications were made from Accumulated Other Comprehensive Income to the Condensed Consolidated Statements of Operations:

Reclassifications from Accumulated Other Comprehensive Income	Three Months Ended		Affected Line Item in the Condensed Consolidated Statements of Operations
	September 30
(Amounts in Thousands)	2022	2021
Postemployment Benefits Amortization of Actuarial Gain	$166	$136	Non-operating income (expense), net
	(43)	(35)	Benefit (Provision) for Income Taxes
	$123	$101	Net Income (Loss)

Interest Rate Swap Gain (Loss)	$136	$(58)	Interest expense
	(35)	15	Benefit (Provision) for Income Taxes
	$101	$(43)	Net Income (Loss)

Total Reclassifications for the Period	$224	$58	Net Income (Loss)
Amounts in parentheses indicate reductions to income.
Note 10. Long-Term Debt and Revolving Credit Facility
Short-term borrowings and long-term debt consisted of the following obligations:

(Amounts in Thousands)	September 30, 2022	June 30, 2022
Long-term debt under revolving credit facility due October 2024; 4.32% variable interest rate at September 30, 2022	$65,000	$68,000
Other debt matured August 2022; 9.25% fixed interest rate	—	79
Total Debt	$65,000	$68,079
The $65.0 million of long-term debt matures in fiscal year 2025.
As of September 30, 2022 we had a $125.0 million revolving credit facility with a maturity date of October 2024 that allowed for both issuances of letters of credit and cash borrowings. We also have an option to request an increase of the amount available for borrowing to $200.0 million, subject to participating banks’ consent. The revolving loans under the Credit Agreement could consist of, at our election, advances in U.S. dollars or advances in any other currency that was agreed to by the lenders. The proceeds of the loans are to be used for general corporate purposes including acquisitions. A portion of the revolving credit facility, not to exceed $10.0 million of the principal amount, was available for the issuance of letters of credit. At September 30, 2022, we had $1.8 million in letters of credit outstanding, which reduced our borrowing capacity on the revolving credit facility. Total availability to borrow under the revolving credit facility was $58.2 million at September 30, 2022. The commitment fee on the unused portion of principal amount of the revolving credit facility is payable at a rate that ranges from 20 to 30 basis points per annum as determined by our ratio of consolidated total indebtedness to adjusted consolidated EBITDA.
We were in compliance with all debt covenants of the revolving credit facility during the three-month period ended September 30, 2022.
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

Note 11. Commitments and Contingent Liabilities
Guarantees:
Standby letters of credit were issued to lessors and insurance institutions and can only be drawn upon in the event of our failure to pay our obligations to a beneficiary. As of September 30, 2022, we had a maximum financial exposure from unused standby letters of credit totaling $1.8 million.
We are not aware of circumstances that would require us to perform under these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our Condensed Consolidated Financial Statements. Accordingly, no liability has been recorded as of September 30, 2022 with respect to the standby letters of credit. We also enter into commercial letters of credit to facilitate payments to vendors and from customers.
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
Changes in the product warranty accrual for the three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended
	September 30
(Amounts in Thousands)	2022	2021
Product Warranty Liability at the beginning of the period	$2,530	$2,861
Additions to warranty accrual (including changes in estimates)	1,196	18
Settlements made (in cash or in kind)	(1,055)	(376)
Product Warranty Liability at the end of the period	$2,671	$2,503
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
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during the three months ended September 30, 2022 and 2021.
There were no changes in the inputs or valuation techniques used to measure fair values compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.
In connection with the acquisition of Poppin, we entered into an earn-out arrangement with contingent payments up to $45.0 million based on revenue and profitability milestones achieved through June 30, 2024. We do not currently expect to have any earn-out payments under this arrangement, therefore our contingent earn-out liability as of September 30, 2022 was zero. As of June 30, 2022 the fair value of the contingent earn-out liability was $3.2 million. The liability is carried at fair value and is classified in Level 3 of the fair value hierarchy and is included in Other long-term liabilities line on our Condensed Consolidated Balance Sheet. During the three months ended September 30, 2022 and 2021, the recurring revaluation to fair value resulted in a gain of $3.2 million and a loss of $4.6 million, respectively.

Financial Instruments Recognized at Fair Value:
The following methods and assumptions were used to measure fair value:

Financial Instrument	Level	Valuation Technique/Inputs Used
Cash Equivalents: Money market funds	1	Market - Quoted market prices
Trading securities: Mutual funds held in nonqualified SERP	1	Market - Quoted market prices
Derivative Assets: Stock warrants	3
Market - The pricing of recent purchases or sales of the investment are considered, if any, as well as positive and negative qualitative evidence, in the assessment of fair value. The value of the stock warrants fluctuates primarily in relation to the value of the privately-held company's underlying securities.

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
Recurring Fair Value Measurements:
As of September 30, 2022 and June 30, 2022, the fair values of financial assets that are measured at fair value on a recurring basis using the market or income approach are categorized as follows:

	September 30, 2022
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$11,919	$—	$—	$11,919
Derivatives: Interest rate swap contract	—	2,738	—	2,738
Trading Securities: Mutual funds in nonqualified SERP	10,072	—	—	10,072
Derivatives: Stock warrants	—	—	1,500	1,500
Total assets at fair value	$21,991	$2,738	$1,500	$26,229

	June 30, 2022
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$5,508	$—	$—	$5,508
Derivatives: Interest rate swap contract	—	1,986	—	1,986
Trading Securities: Mutual funds in nonqualified SERP	10,517	—	—	10,517
Derivatives: Stock warrants	—	—	1,500	1,500
Total assets at fair value	$16,025	$1,986	$1,500	$19,511
Liabilities
Contingent earn-out liability	—	—	3,160	3,160
Total liabilities at fair value	$—	$—	$3,160	$3,160

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

During the first quarter of fiscal year 2022, we recorded $0.7 million of right-of-use asset and associated leasehold improvement impairment resulting from closure from our leased Pennsylvania and Maryland facilities as part of our transformation restructuring plan. The impairment loss is included as a component of the Restructuring Expense line item on our Condensed Consolidated Statements of Operations. The asset groups used to calculate impairment included the right-of-use lease assets, leasehold improvements, and lease liabilities.
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
Note 13. Investments
Supplemental Employee Retirement Plan Investments:
We maintain a self-directed supplemental employee retirement plan (“SERP”) in which executive employees are eligible to participate. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. We recognize SERP investment assets on the Condensed Consolidated Balance Sheets at current fair value. A SERP liability of the same amount is recorded on the Condensed Consolidated Balance Sheets representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in the Other Income (Expense) section of the Condensed Consolidated Statements of Operations. Adjustments made to revalue the SERP liability are also recognized in income or expense as selling and administrative expenses and offset valuation adjustments on SERP investment assets. Net unrealized holding gains (losses) for the three months ended September 30, 2022 and 2021 were, in millions, $(0.5) and $(0.2), respectively.

SERP asset and liability balances were as follows:

(Amounts in Thousands)	September 30, 2022	June 30, 2022
SERP investments - current asset	$3,200	$3,284
SERP investments - other long-term asset	6,872	7,233
Total SERP investments	$10,072	$10,517

SERP obligation - current liability	$3,200	$3,284
SERP obligation - other long-term liability	6,872	7,233
Total SERP obligation	$10,072	$10,517
Equity securities without readily determinable fair value:
We hold a total investment of $2.0 million in a privately-held company, including $0.5 million in equity securities without readily determinable fair value. The investment in equity securities without readily determinable fair value is included in the Other Assets line of the Condensed Consolidated Balance Sheets. See Note 12 - Fair Value of Notes to Condensed Consolidated Financial Statements for more information on the valuation of these securities. We do not hold a majority voting interest and are not the variable interest primary beneficiary of the privately-held company, thus consolidation is not required.
Note 14. Derivative Instruments
Interest Rate Swap:
We are subject to interest rate risk related to the revolving credit facility and we enter into interest rate swap agreements that are based on LIBOR to manage this exposure. The interest rate swap agreements are designated as cash flow hedges that qualify for hedge accounting under the hypothetical derivative method. Fair value adjustments are recorded as a component of Accumulated Other Comprehensive Income (“AOCI”), net of tax in the Condensed Consolidated Balance Sheets. Balances in AOCI are reclassified into earnings when transactions related to the underlying risk are settled. As of September 30, 2022 we held an interest rate swap with a notional value totaling $40.0 million and a weighted average LIBOR fixed rate of 0.834%.
At September 30, 2022, our interest rate swap was recorded at fair value in current assets and non-current assets at $1.3 million and $1.4 million, respectively. At June 30, 2022, our interest rate swap was recorded in current assets and non-current assets at $0.9 million and $1.1 million, respectively.
The pre-tax balance of interest rate swap gains in AOCI as of September 30, 2022 was $2.7 million. See Note 9 - Accumulated Other Comprehensive Income of Notes to Condensed Consolidated Financial Statements for information regarding activity recorded as a component of AOCI during the three months ended September 30, 2022. As of September 30, 2022, we have $1.3 million of interest rate swap gains recorded in AOCI which are expected to be reclassified into earnings within the next twelve months.
Stock Warrants:
We hold a total investment of $2.0 million in a privately-held company, including $1.5 million in stock warrants. The investment in stock warrants is accounted for as a derivative instrument and is included in the Other Assets line of the Condensed Consolidated Balance Sheets. The stock warrants are convertible into equity shares of the privately-held company upon achieving certain milestones. The value of the stock warrants will fluctuate primarily in relation to the value of the privately-held company's underlying securities, either providing an appreciation in value or potentially expiring with no value. During the quarter ended September 30, 2022, the change in fair value of the stock warrants was not significant. See Note 12 - Fair Value of Notes to Condensed Consolidated Financial Statements for more information on the valuation of these securities.
Note 15. Stock Compensation
Stock-based compensation expense during the quarters ended September 30, 2022 and September 30, 2021 was $1.2 million and $1.1 million, respectively. The total income tax benefit for stock compensation arrangements was $0.3 million for both quarters ended September 30, 2022 and September 30, 2021.
During fiscal year 2023, the following stock compensation was awarded to officers and other key employees and to members of the Board of Directors who are not employees. All awards were granted under the 2017 Stock Incentive Plan. For more information on stock compensation awards, refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Type of Award	Quarter Awarded	Targeted Shares or Units	Grant Date Fair Value (4)
Performance Units (1)	1st Quarter	152,034	$7.33
Restricted Stock Units (2)	1st Quarter	379,087	$7.83
Unrestricted Shares (3)	1st Quarter	21,318	$7.77
(1) Performance units were awarded to key officers. Vesting occurs at June 30, 2025. Participants will earn from 0% to 200% of the target award depending upon the compound annual growth rate of Kimball International’s adjusted earnings per share at the end of the performance period. The maximum number of units that can be issued under these awards is 304,068.
(2) Restricted stock units were awarded to officers and key employees. Vesting occurs at June 30, 2025. Upon vesting, the outstanding number of restricted stock units and the value of dividends accumulated over the vesting period are converted to shares of common stock.
(3) Unrestricted shares were awarded to non-employee members of the Board of Directors as consideration for service to Kimball International and do not have vesting periods, holding periods, restrictions on sale, or other restrictions.
(4) The grant date fair value of the performance units was based on the stock price at the date of the award, reduced by the present value of dividends normally paid over the vesting period which are not payable on outstanding performance units. The grant date fair value of the restricted stock units and unrestricted shares was based on the stock price at the date of the award.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
Kimball International (the “Company,” “Kimball International,” “we,” “us,” or “our”) is a leading omnichannel commercial furnishings company with deep expertise in the Workplace, Health, and Hospitality markets. We combine our bold entrepreneurial spirit, a history of craftsmanship and today’s design-driven thinking alongside a commitment to our culture of caring and lasting connections with our customers, shareholders, employees, and communities. For over 70 years, our brands have seized opportunities to customize solutions into personalized experiences, turning ordinary spaces into meaningful places. Our family of brands includes Kimball, National, Etc., Interwoven, Poppin, Kimball Hospitality, and D’style.
Management currently considers the following events, trends, and uncertainties to be most important to understanding our financial condition and operating performance:
•Operating Environment - During the first quarter of fiscal year 2023, the benefit of increased prices coupled with our cost savings initiatives had a positive financial impact, while inflationary pressures and supply chain disruptions continued to increase our production costs. While we are mindful of the challenging macroeconomic environment and heightened recessionary risks, through our focused set of strategic choices we are successfully delivering in-demand products and solutions to end markets and geographies with higher growth, resiliency and favorable return-to-office dynamics.
•Transformation Restructuring Plan - Current actions under our transformation restructuring plan are focused on activities such as the streamlining of manufacturing facilities, the consolidation of showrooms, and the closure of our manufacturing facility in Tijuana, Mexico which was completed during the first quarter of fiscal year 2023. This phase of the transformation restructuring plan began in the first quarter of our fiscal year 2021, and we expect a substantial majority of the restructuring actions to be completed by the end of fiscal year 2023. In addition to the savings already generated from the first phase of the transformation restructuring plan, the efforts of this second phase of the transformation restructuring plan are expected to generate annualized pre-tax savings of approximately $19.0 million when it is fully implemented. See Note 3 - Restructuring of Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
•Due to the contract and project nature of furniture markets, fluctuation in the demand for our products and variation in the gross margin on those projects is inherent to our business, which in turn impacts our operating results. Effective management of our manufacturing capacity is and will continue to be critical to our success. See below for further details regarding current sales and order backlog trends
•We expect to continue to invest in capital expenditures prudently, particularly for projects that will enhance our capabilities and diversification while providing an opportunity for growth and improved profitability.
•We continue to maintain a strong balance sheet. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our revolving credit facility, was $75.0 million at September 30, 2022.

Financial Overview

	At or for the Three Months Ended
	September 30
(Amounts in Millions, Except for Per Share Data)	2022	2021	% Change
Net Sales	$177.8	$156.6	14%
Gross Profit	59.6	49.1	21%
Gross Profit %	33.5%	31.3%
Selling and Administrative Expenses	53.4	50.2	6%
Contingent Earn-out (Gain) Loss	(3.2)	4.6
Restructuring Expense	0.4	1.5
Operating Income (Loss)	9.0	(7.1)	226%
Operating Income (Loss) %	5.1%	(4.6%)
Adjusted Operating Income *	$7.3	$0.6	1,114%
Adjusted Operating Income % *	4.1%	0.4%
Net Income (Loss)	$6.6	$(5.0)	230%
Net Income (Loss) as a Percentage of Net Sales	3.7%	(3.2%)
Adjusted Net Income *	4.8	1.9	146%
Diluted Earnings (Loss) Per Share	$0.18	$(0.14)	229%
Adjusted Diluted Earnings Per Share*	$0.13	$0.05	160%
Return on Invested Capital **	9.8%	1.4%
Adjusted EBITDA *	$11.5	$4.9	136%
Adjusted EBITDA % *	6.5%	3.1%
Order Backlog **	$180.0	$170.8	5%
* Items indicated represent Non-GAAP (Generally Accepted Accounting Principles) measurements.
** Items indicated represent Key Performance Indicators.
See the “Non-GAAP Financial Measures and Other Key Performance Indicators” section below.

Net Sales by End Market
	Three Months Ended
	September 30
(Amounts in Millions)	2022	2021	% Change
Workplace	$132.0	$108.6	22%
Health	26.1	23.0	13%
Hospitality	19.7	25.0	(21%)
Total Net Sales	$177.8	$156.6	14%
Our Workplace end market includes sales to the commercial, financial, government, and education vertical markets and eBusiness. The revenue of Poppin is included in eBusiness.
First quarter fiscal year 2023 consolidated net sales increased $21.2 million, or 14% compared to first quarter fiscal year 2022 net sales as increased pricing and increased volume of workplace products more than offset a lower volume in our hospitality market which has not yet rebounded from the negative impact of the pandemic. Each of our end market sales levels can fluctuate depending on overall demand and mix of projects in a given period.

Order backlog at September 30, 2022 increased $9.2 million, or 5%, when compared to the backlog level as of September 30, 2021 as the backlog of workplace and health increased. Backlog at a point in time may not be indicative of future sales trends.
Gross profit as a percent of net sales increased 220 basis points to 33.5% for the first quarter of fiscal year 2023 from 31.3% for the first quarter of fiscal year 2022. The increased first quarter gross profit as a percent of net sales was driven by price increases and savings realized from our operational excellence initiatives which more than offset inflationary pressure on materials, increased freight costs, and manufacturing labor increases.
Selling and administrative (S&A) expenses in the first quarter of fiscal year 2023 compared to the first quarter of fiscal year 2022 increased $3.2 million and decreased 210 basis points as a percent of net sales, due to the leverage of our increased sales. Increased S&A expenses in the first quarter were driven by increased incentive compensation costs, increased salary expense driven by inflation, increased advertising and marketing expense, and higher warranty expense.
We recognized pre-tax restructuring expense of $0.4 million for the three months ended September 30, 2022 and $1.5 million for the three months ended September 30, 2021. See Note 3 - Restructuring of Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
Other Income (Expense) consisted of the following:

	Three Months Ended
	September 30
(Amounts in Thousands)	2022	2021
Interest Income	$77	$9
Interest Expense	(681)	(257)
Gain (Loss) on Supplemental Employee Retirement Plan Investments	(459)	(93)
Other	(31)	(93)
Other Income (Expense), net	$(1,094)	$(434)
Our effective tax rate for the three months ended September 30, 2022 was 17.0% which was lower than the combined federal and state statutory tax rate primarily due to the sale of our Mexican subsidiary stock and an earn-out valuation adjustment. Our effective tax rate for the three months ended September 30, 2021 was 33.2%. This rate was higher than the combined federal and state statutory tax rate primarily due to an earn-out valuation adjustment.
Comparing the balance sheet as of September 30, 2022 to June 30, 2022, our accounts receivable decreased as several larger projects were finalized and the payment was received. Our accrued expenses decreased due to payments of our accrued cash incentive compensation and company retirement contribution which were both related to our fiscal year 2022 performance.
Liquidity and Capital Resources
Our total cash and cash equivalents was $16.8 million at September 30, 2022 and $10.9 million at June 30, 2022. Our total debt was $65.0 million at September 30, 2022 and $68.1 million at June 30, 2022. During the first three months of fiscal year 2023, cash flows provided by operations of $18.1 million more than offset capital expenditures including capitalized software of $5.4 million, the return of capital to shareholders in the form of dividends which totaled $3.3 million and stock repurchases which totaled $1.0 million.
Working capital at September 30, 2022 and June 30, 2022 was $65.2 million and $67.7 million, respectively. The current ratio was 1.4 at both September 30, 2022 and June 30, 2022.
Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our revolving credit facility, totaled $75.0 million at September 30, 2022. At September 30, 2022, we had $1.8 million in letters of credit outstanding, which reduced our borrowing capacity on the revolving credit facility. We had $65.0 million and $68.0 million of borrowings on our revolving credit facility at September 30, 2022 and June 30, 2022, respectively. Total availability to borrow under the credit facility totaled $58.2 million at September 30, 2022.

Cash Flows
The following table reflects the major categories of cash flows for the first three months of fiscal years 2023 and 2022.

	Three Months Ended
	September 30
(Amounts in Thousands)	2022	2021
Net cash provided by operating activities	$18,092	$11,905
Net cash used for investing activities	$(4,946)	$(3,592)
Net cash used for financing activities	$(7,399)	$(5,085)
Cash Flows from Operating Activities
For the first three months of fiscal year 2023 net cash provided by operating activities was $18.1 million inclusive of net income of $6.6 million. In the first three months of fiscal year 2022 net cash provided by operating activities was $11.9 million inclusive of a net loss of $5.0 million. Changes in working capital balances provided $9.0 million of cash in the first three months of fiscal year 2023 and provided $4.1 million of cash in the first three months of fiscal year 2022.
The $9.0 million of cash provided by changes in working capital balances in the first three months of fiscal year 2023 was driven by a $14.6 million decrease in receivables as several larger projects were finalized and the payment was received. The decrease in receivables was partially offset by a $9.5 million decrease in our accrued expenses as our accrued cash incentive compensation and retirement profit sharing contribution were paid out during our first quarter of fiscal year 2023.
The $4.1 million of cash provided by changes in working capital balances in the first three months of fiscal year 2022 was driven by a $7.8 million increase in our accounts payable.
Our measure of accounts receivable performance, also referred to as Days Sales Outstanding (“DSO”), for the three-month periods ended September 30, 2022 and September 30, 2021 were 35 and 32 days, respectively. We define DSO as the average of monthly accounts and notes receivable divided by an average day’s net sales. Our Production Days Supply on Hand (“PDSOH”) of inventory measure for the three-month periods ended September 30, 2022 and September 30, 2021 were 95 and 64 days, respectively. The increase in PDSOH was driven by increases in average inventory levels outpacing the sales ramp up with the majority of the inventory increase related to made-to-stock inventory in our eBusiness segment. We define PDSOH as the average of the monthly net inventory divided by an average day’s cost of sales.
Cash Flows from Investing Activities
During the first three months of fiscal years 2023 and 2022, our capital investments totaled $5.4 million and $3.8 million, respectively. The current year capital investments include final payments related to the construction of a warehouse, and both the current and prior year capital investments include manufacturing equipment upgrades to increase automation in production facilities and software upgrades.
Cash Flows from Financing Activities
During the three months ended September 30, 2022, we had proceeds from borrowings on our revolving credit facility of $40.0 million and during the same period we repaid $43.0 million on our revolving credit facility. During the three months ended September 30, 2021 we had proceeds from borrowings on our credit facility of $10.0 million and repaid $10.0 million on our revolving credit facility. We paid dividends of $3.3 million in both the three-month periods ended September 30, 2022 and September 30, 2021. Consistent with our historical dividend policy, our Board of Directors evaluates the appropriate dividend payment on a quarterly basis. We repurchased shares pursuant to a previously announced stock repurchase program, which drove cash outflow of $1.0 million and $1.5 million in the first quarters of fiscal year 2023 and 2022, respectively. Future debt payments may be paid out of cash flows from operations or from future refinancing of our debt.
Revolving Credit Facility
As of September 30, 2022 we had a $125.0 million revolving credit facility with a maturity date of October 2024 that allowed for both issuances of letters of credit and cash borrowings. We also have an option to request an increase of the amount available for borrowing to $200.0 million, subject to participating banks’ consent. The loans under the Credit Agreement could consist of, at our election, advances in U.S. dollars or advances in any other currency that was agreed to by the lenders. The proceeds are to be used for general corporate purposes including acquisitions. A portion of the revolving credit facility, not to exceed $10 million of the principal amount, was available for the issuance of letters of credit. At September 30, 2022, we had $1.8 million in letters of credit outstanding, which reduced our borrowing capacity on the revolving credit facility. At September 30, 2022 and June 30, 2022, we had $65.0 million and $68.0 million, respectively, in borrowings outstanding.
The revolving credit facility requires us to comply with certain debt covenants, the most significant of which is the adjusted leverage ratio and the interest coverage ratio. The adjusted leverage ratio is defined as (a) consolidated total indebtedness minus unencumbered U.S. cash equivalents in excess of $15,000,000 provided that the maximum subtraction does not exceed $35,000,000 to (b) adjusted consolidated EBITDA, determined as of the end of each of our fiscal quarters for the then most recently ended four fiscal quarters, to not be greater than 3.00 to 1.00. The interest coverage ratio, for any period, of (a) Consolidated EBITDA for such period to (b) cash interest expense for such period, calculated on a consolidated basis in accordance with GAAP for the trailing four quarter period then ending, to not be less than 3.00 to 1.00. We were in compliance with all debt covenants of the revolving credit facility during the three-month period ended September 30, 2022.
The table below compares the adjusted leverage ratio and the interest coverage ratio with the limits specified in the credit agreement.

	At or For the Period Ended	Limit As Specified in
Covenant	September 30, 2022	Credit Agreement	Excess
Adjusted Leverage Ratio	1.43	≤ 3.00	1.57
Interest Coverage Ratio	24.00	≥ 3.00	21.00
Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our revolving credit facility will be sufficient to meet our working capital and other operating needs for at least the next twelve months. Our Board of Directors declared quarterly dividends of $0.09 per share to be paid during our second quarter of fiscal year 2023. Future cash dividends are subject to approval by our Board of Directors and may be adjusted as business needs or market conditions change.
During the remainder of fiscal year 2023 we expect to invest approximately $20 million in capital expenditures, particularly for projects such as machinery and equipment upgrades and automation, software, and showroom related expenses. As of September 30, 2022, there have been no material changes to our short-term and long-term contractual obligations as discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 outside the ordinary course of business. We are also assessing the potential of selling unused parcels of land. We continuously monitor for potential acquisitions that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability.
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
Non-GAAP Financial Measures and Other Key Performance Indicators
This Management’s Discussion and Analysis (“MD&A”) contains non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with U.S. GAAP in the statements of operations, statements of comprehensive income, balance sheets, statements of cash flows, or statements of shareholders’ equity of the company. The non-GAAP financial measures used within this MD&A include:
•adjusted operating income, defined as operating income (loss) excluding restructuring expenses, market valuation adjustments related to our SERP liability, acquisition-related amortization and inventory valuation adjustments, and contingent earn-out gain or loss;
•adjusted operating income percentage, defined as adjusted operating income as a percentage of net sales;
•adjusted net income, defined as net income (loss) excluding restructuring expenses, acquisition-related amortization and inventory valuation adjustments, and contingent earn-out gain or loss;

•adjusted diluted earnings per share, defined as diluted earnings (loss) per share excluding restructuring expenses, acquisition-related amortization and inventory valuation adjustments, and contingent earn-out gain or loss;
•adjusted EBITDA, defined as earnings before interest, statutory income tax impacts for taxable after-tax measures, depreciation, and amortization and excluding restructuring expenses, acquisition-related inventory valuation adjustments, and contingent earn-out gain or loss; and
•adjusted EBITDA percentage, defined as adjusted EBITDA as a percentage of net sales.
Reconciliations of the reported GAAP numbers to these non-GAAP financial measures are included in the tables below. Management believes it is useful for investors to understand and to be able to meaningfully trend, analyze and benchmark how our core operations performed without market value adjustments related to our SERP liability, without expenses incurred in executing our transformation restructuring plan, and without acquisition-related costs. Many of our internal performance measures that management uses to make certain operating decisions exclude these expenses to enable meaningful trending of core operating metrics. These non-GAAP financial measures should not be viewed as an alternative to the GAAP measures and are presented as supplemental information.

Reconciliation of Non-GAAP Financial Measures and Other Key Performance Indicators
(Amounts in Thousands, Except for Per Share Data)

Adjusted Operating Income	Three Months Ended
	September 30
	2022	2021
Operating Income (Loss), as reported	$8,997	$(7,127)
Add: Pre-tax Restructuring Expense	370	1,455
Add: Pre-tax Expense Adjustment to SERP Liability	(459)	(93)
Add: Pre-tax Acquisition-related Amortization	1,502	1,609
Add: Pre-tax Acquisition-related Inventory Valuation Adjustment	—	143
Add: Pre-tax Contingent Earn-Out (Gain) Loss	(3,160)	4,610
Adjusted Operating Income	$7,250	$597
Net Sales	$177,811	$156,610
Adjusted Operating Income %	4.1%	0.4%

Adjusted Net Income	Three Months Ended
	September 30
	2022	2021
Net Income (Loss), as reported	$6,556	$(5,049)
Pre-tax Restructuring Expense	370	1,455
Tax on Restructuring Expense	(96)	(375)
Add: After-tax Restructuring Expense	274	1,080
Pre-tax Acquisition-related Amortization	1,502	1,609
Tax on Acquisition-related Amortization	(387)	(414)
Add: After-tax Acquisition-related Amortization	1,115	1,195
Pre-tax Acquisition-related Inventory Valuation Adjustment	—	143
Tax on Acquisition-related Inventory Valuation Adjustment	—	(37)
Add: After-tax Acquisition-related Inventory Adjustment	—	106
Pre-tax Contingent Earn-Out (Gain) Loss	(3,160)	4,610
Tax on Contingent Earn-Out (Gain) Loss	—	—
Add: After-tax Contingent Earn-Out (Gain) Loss	(3,160)	4,610
Adjusted Net Income	$4,785	$1,942

Adjusted Diluted Earnings Per Share	Three Months Ended
	September 30
	2022	2021
Diluted Earnings (Loss) Per Share, as reported	$0.18	$(0.14)
Add: After-tax Restructuring Expense	0.01	0.03
Add: After-tax Acquisition-related Amortization	0.03	0.03
Add: After-tax Acquisition-related Inventory Adjustment	—	0.01
Add: After-tax Contingent Earn-Out (Gain) Loss	(0.09)	0.12
Adjusted Diluted Earnings Per Share	$0.13	$0.05

Adjusted EBITDA
	Three Months Ended
	September 30
	2022	2021
Net Income (Loss)	$6,556	$(5,049)
Provision (Benefit) for Income Taxes	1,347	(2,512)
Income (Loss) Before Taxes on Income	7,903	(7,561)
Interest Expense	681	257
Interest Income	(77)	(9)
Depreciation	3,634	3,562
Amortization	2,195	2,439
Pre-tax Restructuring Expense	370	1,455
Pre-tax Acquisition-related Inventory Valuation Adjustment	—	143
Pre-tax Contingent Earn-Out (Gain) Loss	(3,160)	4,610
Adjusted EBITDA	$11,546	$4,896
Net Income (Loss) %	3.7%	(3.2%)
Adjusted EBITDA %	6.5%	3.1%
The order backlog metric is a key performance indicator representing firm orders placed by our customers which have not yet been fulfilled and are expected to be recognized as revenue during future quarters. The timing of shipments can vary, but generally the backlog of orders is expected to ship within a six-month period.
Return on Invested Capital is a key performance indicator calculated as: [(Earnings Before Interest, Taxes, Amortization, Restructuring Expense, Acquisition-related Inventory Valuation Adjustments, and Contingent Earn-out Gain or Loss) multiplied by (1 minus Effective Tax Rate)] divided by (Total Shareholders’ Equity plus Net Debt). Net Debt is defined as current maturities of long-term debt plus long-term debt less cash, cash equivalents, and short-term investments.
Critical Accounting Policies
Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the Condensed Consolidated Financial Statements and related notes. Actual results could differ from these estimates and assumptions. Management continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.
Goodwill - As a result of revenue and earnings forecast declines within our Poppin reporting unit, we determined that a triggering event had occurred; therefore, we performed a quantitative assessment of the fair value of goodwill as of September 30, 2022. Based upon our quantitative impairment assessment, we determined the fair value exceeded the carrying amount of our Poppin reporting unit thus no impairment was recorded. However, further changes to the assumptions regarding the future performance, an adverse change to macroeconomic conditions, or a change to other assumptions could result in additional impairment losses in the future, which could be significant. The goodwill within our Poppin reporting unit remains susceptible to future impairment charges due to narrow differences between fair value and carrying value resulting from the $34.1 million goodwill impairment charge recorded in fiscal year 2022 which was primarily driven by reductions in our long-term net sales and profitability projections.
New Accounting Standards
See Note 2 - Recent Accounting Pronouncements and Supplemental Information of Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for information regarding New Accounting Standards.

Forward-Looking Statements
Certain statements contained within this document are considered forward-looking under the Private Securities Litigation Reform Act of 1995. The statements generally can be identified by the use of words or phrases, including, but not limited to “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “setting up,” “beginning to,” “will,” “should,” “would,” “resume,” or similar statements. We caution that forward-looking statements are subject to known and unknown risks and uncertainties that may cause the Company’s actual future results and performance to differ materially from expected results, including, but not limited to, the possibility that any of the anticipated benefits of the Poppin acquisition will not be realized or will not be realized within the expected time period; the risk that any projections or guidance by the Company, including revenues, margins, earnings, or any other financial results are not realized; a shortage of manufacturing labor and related cost; disruptions in our supply chain and freight channels including impacts on cost and availability, adverse changes in global economic conditions; successful execution of the second phase of the Company’s restructuring plan; significant reduction in customer order patterns; loss of key suppliers; relationships with strategic customers and product distributors; changes in the regulatory environment; global health concerns; the potential for impairment of goodwill; or similar unforeseen events. Additional cautionary statements regarding other risk factors that could have an effect on the future performance of the Company are contained in the Company’s Form 10-K filing for the fiscal year ended June 30, 2022 and other filings with the Securities and Exchange Commission.
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
During fiscal year 2023, we have experienced market price increases in certain commodities and transportation costs. Also, during fiscal year 2022, we entered into an interest rate swap agreement with a notional value of $40.0 million to mitigate the interest rate risk related to our variable rate borrowings on our revolving line of credit. There have been no material changes to other market risks, including foreign exchange rate risks and equity rate risk, from the information disclosed in Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.
Item 4. Controls and Procedures
(a)Evaluation of disclosure controls and procedures.
We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
(b)Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
There have been no additional material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A share repurchase program authorized by the Board of Directors was announced on February 7, 2019. The program allows for the repurchase of up to two million shares of common stock and will remain in effect until all shares authorized have been repurchased. At September 30, 2022, 1.8 million shares remained available under the repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (July 1-July 31, 2022)	94,014	$7.97	94,014	1,850,537
Month #2 (August 1-August 31, 2022)	4,620	$8.23	4,620	1,845,917
Month #3 (September 1-September 30, 2022)	43,078	$6.45	43,078	1,802,839
Total	141,712	$7.52	141,712

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Kimball International, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022 are formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBALL INTERNATIONAL, INC.

By:	/s/ KRISTINE L. JUSTER
Kristine L. Juster Chief Executive Officer
November 4, 2022

By:	/s/ TIMOTHY J. WOLFE
Timothy J. Wolfe Chief Financial Officer
November 4, 2022