Form 10-Q
period 2022-12-31
KIMBALL INTERNATIONAL INC
filed 2023-02-07
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s common stock as of January 29, 2023 was:
Class A Common Stock - 166,789 shares
Class B Common Stock - 36,245,269 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	(Unaudited)
	December 31, 2022	June 30, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$14,067	$10,934
Receivables, net of allowances of $927 and $1,041, respectively	60,073	79,301
Inventories	104,812	97,969
Prepaid expenses and other current assets	15,531	30,937
Total current assets	194,483	219,141
Property and equipment, net of accumulated depreciation of $189,077 and $188,530, respectively	95,609	96,970
Right-of-use operating lease assets	13,168	12,839
Goodwill	11,160	47,844
Other intangible assets, net of accumulated amortization of $51,302 and $54,553, respectively	52,563	54,767
Deferred tax assets	16,476	14,472
Other assets	14,742	15,245
Total Assets	$398,201	$461,278

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$33
Accounts payable	57,249	70,936
Customer deposits	32,171	29,706
Current portion of operating lease liability	5,709	6,096
Dividends payable	3,715	3,623
Accrued expenses	36,739	41,088
Total current liabilities	135,583	151,482
Long-Term Liabilities:
Long-term debt, less current maturities	60,000	68,046
Long-term operating lease liability	12,015	12,150
Other long-term liabilities	13,402	16,064
Total long-term liabilities	85,417	96,260
Shareholders’ Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized: 50,000,000 Shares issued: 167,000 for both periods	8	8
Class B - Shares authorized: 100,000,000 Shares issued: 42,856,000 for both periods	2,143	2,143
Additional paid-in capital	7,805	6,304
Retained earnings	233,556	269,833
Accumulated other comprehensive income	4,277	3,766
Less: Treasury stock, at cost, 6,517,000 shares and 6,179,000 shares, respectively	(70,588)	(68,518)
Total Shareholders’ Equity	177,201	213,536
Total Liabilities and Shareholders’ Equity	$398,201	$461,278
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	December 31		December 31
	2022	2021	2022	2021
Net Sales	$182,947	$151,403	$360,758	$308,013
Cost of Sales	116,810	104,959	235,007	212,472
Gross Profit	66,137	46,444	125,751	95,541
Selling and Administrative Expenses	56,795	51,921	110,202	102,080
Contingent Earn-out (Gain) Loss	—	(22,510)	(3,160)	(17,900)
Restructuring Expense	1,679	1,010	2,049	2,465
Goodwill Impairment	36,684	34,118	36,684	34,118
Operating Income (Loss)	(29,021)	(18,095)	(20,024)	(25,222)
Other Income (Expense):
Interest income	112	43	189	52
Interest expense	(696)	(275)	(1,377)	(532)
Non-operating income, net	670	709	180	523
Other income (expense), net	86	477	(1,008)	43
Income (Loss) Before Taxes on Income	(28,935)	(17,618)	(21,032)	(25,179)
Provision for Income Taxes	7,128	3,696	8,475	1,184
Net Income (Loss)	$(36,063)	$(21,314)	$(29,507)	$(26,363)

Earnings (Loss) Per Share of Common Stock:
Basic Earnings (Loss) Per Share	$(0.99)	$(0.58)	$(0.81)	$(0.72)
Diluted Earnings (Loss) Per Share	$(0.99)	$(0.58)	$(0.81)	$(0.72)

Class A and B Common Stock:
Average Number of Shares Outstanding - Basic	36,539	36,749	36,647	36,785
Average Number of Shares Outstanding - Diluted	36,539	36,749	36,647	36,785
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands)

	(Unaudited)			(Unaudited)
	Three Months Ended			Three Months Ended
	December 31, 2022			December 31, 2021
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income (loss)			$(36,063)			$(21,314)
Other comprehensive income (loss):
Postemployment severance actuarial change	244	(63)	181	298	(76)	222
Unrealized gain (loss) on interest rate swap	177	(45)	132	452	(116)	336
Reclassification to (earnings) loss:
Amortization of actuarial change	(166)	42	(124)	(134)	34	(100)
Interest rate swap	(281)	72	(209)	75	(19)	56
Other comprehensive income (loss)	$(26)	$6	$(20)	$691	$(177)	$514
Total comprehensive income (loss)			$(36,083)			$(20,800)

	(Unaudited)			(Unaudited)
	Six Months Ended			Six Months Ended
	December 31, 2022			December 31, 2021
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income (loss)			$(29,507)			$(26,363)
Other comprehensive income (loss):
Postemployment severance actuarial change	373	(96)	277	563	(145)	418
Unrealized gain (loss) on interest rate swap	1,065	(274)	791	101	(26)	75
Reclassification to (earnings) loss:
Amortization of actuarial change	(332)	85	(247)	(270)	69	(201)
Interest rate swap	(417)	107	(310)	133	(34)	99
Other comprehensive income (loss)	$689	$(178)	$511	$527	$(136)	$391
Total comprehensive income (loss)			$(28,996)			$(25,972)

See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	(Unaudited)
	Six Months Ended
	December 31
	2022	2021
Cash Flows From Operating Activities:
Net income (loss)	$(29,507)	$(26,363)
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities:
Depreciation	7,440	7,185
Amortization	4,414	4,854
(Gain) loss on sales of assets	(14)	25
Restructuring and asset impairment charges	1,346	1,342
Deferred income tax and other deferred charges	(2,166)	(3)
Goodwill impairment	36,684	34,118
Stock-based compensation	2,509	2,555
Change in earn-out liability	(3,160)	(17,900)
Other, net	(439)	(1,288)
Change in operating assets and liabilities:
Receivables	19,201	5,846
Inventories	(7,158)	(17,846)
Prepaid expenses and other current assets	14,530	(1,138)
Accounts payable	(10,483)	16,690
Customer deposits	2,465	12,247
Accrued expenses	(4,129)	(7,704)
Net cash provided by operating activities	31,533	12,620
Cash Flows From Investing Activities:
Capital expenditures	(9,416)	(9,343)
Proceeds from sales of assets	337	124
Purchases of capitalized software	(2,126)	(2,198)
Other, net	100	104
Net cash used for investing activities	(11,105)	(11,313)
Cash Flows From Financing Activities:
Proceeds from revolving credit facility	86,000	10,000
Payments on revolving credit facility	(94,000)	(10,000)
Repayments of long-term debt	(79)	(30)
Dividends paid to shareholders	(6,618)	(6,620)
Repurchases of Common Stock	(2,951)	(2,447)
Repurchase of employee shares for tax withholding	(223)	(552)
Net cash used for financing activities	(17,871)	(9,649)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash (1)	2,557	(8,342)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period (1)	11,996	25,727
Cash, Cash Equivalents, and Restricted Cash at End of Period (1)	$14,553	$17,385
Supplemental Disclosure of Cash Flow Information
Cash paid (refunded) during the period for:
Income taxes	$2,289	$(149)
Interest expense	$1,328	$497
(1) The following table reconciles cash and cash equivalents in the balance sheets to cash, cash equivalents, and restricted cash per the statements of cash flows. The restricted cash included in other assets on the balance sheet represents customer deposits held due to a foreign entity being classified as a restricted entity by a government agency subsequent to our receipt of the deposit. In addition, the restricted cash balance for periods June 30, 2022 and prior included cash held in escrow for repayment of the Payment Protection Program loan that Poppin, Inc. obtained prior to its acquisition and amounts pledged as collateral for a long-term financing arrangement as contractually required by a lender and the restriction lapsed when the related debt was paid.

(Amounts in Thousands)	December 31, 2022	June 30, 2022	December 31, 2021	June 30, 2021
Cash and Cash Equivalents	$14,067	$10,934	$16,323	$24,336
Restricted cash included in Other Assets	486	1,062	1,062	1,391
Total Cash, Cash Equivalents, and Restricted Cash at end of period	$14,553	$11,996	$17,385	$25,727
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in Thousands, Except for Share and Per Share Data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
Three months ended December 31, 2022 (Unaudited)	Class A	Class B
Amounts at September 30, 2022	$8	$2,143	$7,283	$272,993	$4,297	$(69,353)	$217,371
Net income (loss)				(36,063)			(36,063)
Other comprehensive income (loss)					(20)		(20)
Issuance of non-restricted stock (17,000 shares)			(185)			185	—
Conversion of Class A to Class B common stock (1,000 shares)	—	—					—
Compensation expense related to stock compensation plans			1,341				1,341
Restricted stock units issuance (50,000 shares)			(634)			472	(162)
Repurchase of Common Stock (285,000 shares)						(1,892)	(1,892)
Dividends declared ($0.09 per share)				(3,374)			(3,374)
Amounts at December 31, 2022	$8	$2,143	$7,805	$233,556	$4,277	$(70,588)	$177,201

Three months ended December 31, 2021 (Unaudited)
Amounts at September 30, 2021	$9	$2,142	$5,628	$290,618	$1,857	$(69,735)	$230,519
Net income (loss)				(21,314)			(21,314)
Other comprehensive income (loss)					514		514
Issuance of non-restricted stock (9,000 shares)			(122)			122	—
Conversion of Class A to Class B common stock (7,000 shares)	—	—					—
Compensation expense related to stock compensation plans			1,433				1,433
Restricted stock units issuance (48,000 shares)			(924)			622	(302)
Repurchase of Common Stock (72,000 shares)						(806)	(806)
Dividends declared ($0.09 per share)				(3,380)			(3,380)
Amounts at December 31, 2021	$9	$2,142	$6,015	$265,924	$2,371	$(69,797)	$206,664

Six months ended December 31, 2022 (Unaudited)
Amounts at June 30, 2022	$8	$2,143	$6,304	$269,833	$3,766	$(68,518)	$213,536
Net income (loss)				(29,507)			(29,507)
Other comprehensive income (loss)					511		511
Issuance of non-restricted shares (39,000 shares)			(374)			415	41
Conversion of Class A to Class B common stock (1,000 shares)	—	—					—
Compensation expense related to stock incentive plans			2,509				2,509
Restricted stock units issuance (50,000 shares)			(634)			472	(162)
Repurchase of Common Stock (427,000 shares)						(2,957)	(2,957)
Dividends declared ($0.18 per share)				(6,770)			(6,770)
Amounts at December 31, 2022	$8	$2,143	$7,805	$233,556	$4,277	$(70,588)	$177,201

Six months ended December 31, 2021 (Unaudited)
Amounts at June 30, 2021	$9	$2,142	$5,298	$299,034	$1,980	$(68,793)	$239,670
Net income (loss)				(26,363)			(26,363)
Other comprehensive income (loss)					391		391
Issuance of non-restricted shares (18,000 shares)			(242)			239	(3)
Conversion of Class A to Class B common stock (7,000 shares)	—	—					—
Compensation expense related to stock incentive plans			2,555				2,555
Restricted stock units issuance (78,000 shares)			(1,492)			1,014	(478)
Relative total shareholder return performance units issuance (5,000 shares)			(104)			72	(32)
Repurchase of Common Stock (196,000 shares)						(2,329)	(2,329)
Dividends declared ($0.18 per share)				(6,747)			(6,747)
Amounts at December 31, 2021	$9	$2,142	$6,015	$265,924	$2,371	$(69,797)	$206,664
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
In connection with our annual goodwill impairment test and the preparation of our financial statements, we assessed goodwill at the reporting unit level for impairment during our second quarter of fiscal year 2023 and based on our analysis our Poppin reporting unit had a carrying amount that exceeded its fair value. Lower revenue and earnings growth projections in the Poppin reporting unit drove the decline in the fair value of the reporting unit. As a result, we recorded a goodwill impairment loss of $36.7 million during the second quarter of fiscal year 2023, as further discussed in Note 12 - Fair Value of Notes to Condensed Consolidated Statements of Operations.

The changes in the carrying amount of goodwill are summarized as follows:
(Amounts in Thousands)	Gross Goodwill	Accumulated Impairment	Net Carrying Amount
June 30, 2021	$83,695	$(1,733)	$81,962
Additions / (Impairments)	—	(34,118)	(34,118)
June 30, 2022	83,695	(35,851)	47,844
Additions / (Impairment)	—	(36,684)	(36,684)
December 31, 2022	$83,695	$(72,535)	$11,160
Other Intangible Assets reported on the Condensed Consolidated Balance Sheets consist of capitalized software, customer relationships, trade names, acquired technology, patents and trademarks, and non-compete agreements. Intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. As a result of the downward revision in the forecasted operations of Poppin, management identified that a triggering event had occurred, indicating that certain long-lived assets may not be recoverable. The intangible assets of the Poppin reporting unit were assessed for recoverability during the second quarter of fiscal year 2023, and the recoverability assessment indicated no impairment.
A summary of intangible assets subject to amortization is as follows:

	December 31, 2022			June 30, 2022
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$47,841	$36,114	$11,727	$46,246	$35,521	$10,725
Customer Relationships	12,000	4,320	7,680	19,050	10,518	8,532
Trade Names	36,570	8,640	27,930	36,570	6,811	29,759
Acquired Technology	7,000	2,065	4,935	7,000	1,563	5,437
Patents and Trademarks	354	63	291	354	47	307
Non-Compete Agreements	100	100	—	100	93	7
Other Intangible Assets	$103,865	$51,302	$52,563	$109,320	$54,553	$54,767

A summary of the useful lives of intangible assets subject to amortization is as follows:

Years
Capitalized Software	3 to 13
Customer Relationships	10
Trade Names	10
Acquired Technology	7
Patents	14
Trademarks	15
Non-Compete Agreements	5

Amortization expense incurred and future expected expenses related to intangible assets were:
	Three months ended		Six Months Ended
	December 31		December 31		Remainder	Future Fiscal Years
(Amounts in Thousands)	2022	2021	2022	2021	2023	2024	2025	2026	2027	Thereafter
Amortization Expense	$2,219	$2,415	$4,414	$4,854	$5,186	$9,446	$9,227	$8,829	$6,481	$13,394
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
Components of the Non-operating income, net line, were:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2022	2021	2022	2021
Gain on Supplemental Employee Retirement Plan Investments	$619	$680	$160	$587
Other	51	29	20	(64)
Non-operating income, net	$670	$709	$180	$523
Note 3. Restructuring
We recognized pre-tax restructuring expense of $1.7 million and $2.0 million in the three and six months ended December 31, 2022, and recognized $1.0 million and $2.5 million for the three and six months ended December 31, 2021.
We utilized available market prices and management estimates to determine the fair value of impaired assets. Restructuring is included in the Restructuring Expense line item on our Condensed Consolidated Statements of Operations.
Transformation Restructuring Plan:
Current actions under our transformation restructuring plan are focused on activities such as the streamlining of manufacturing facilities, the consolidation of showrooms, and the closure of our manufacturing facility in Tijuana, Mexico which was completed during the year-to-date period of fiscal year 2023. This phase of the transformation restructuring plan began in the first quarter of our fiscal year 2021, and we expect a substantial majority of the restructuring actions to be completed by the end of fiscal year 2023.
This phase of the transformation restructuring plan is expected to generate annualized pre-tax savings of approximately $19.0 million when it is fully implemented. We currently estimate this phase of the transformation restructuring plan will incur total pre-tax restructuring charges of approximately $22.7 million to $23.3 million, with approximately $1.8 million expected to be recorded in remainder of fiscal year 2023. The restructuring charges are expected to consist of approximately $7.3 million for severance and other employee-related costs, $6.0 million to $6.2 million for facility costs, and $9.4 million to $9.8 million for lease and other asset impairment. Approximately 60% of the total cost estimate is expected to be cash expense.
A summary of the charges recorded in connection with the second phase of the transformation restructuring plan is as follows:

	Three Months Ended		Six Months Ended		Charges Incurred to Date
	December 31		December 31
(Amounts in Thousands)	2022	2021	2022	2021
Cash-related restructuring charges:
Severance and other employee related costs	$284	$87	$474	$233	$7,309
Facility exit costs and other cash charges	363	434	1,296	890	5,244
Total cash-related restructuring charges	$647	$521	$1,770	$1,123	$12,553
Non-cash charges:
Impairment of assets and accelerated depreciation	1,032	489	279	1,342	8,810
Total charges	$1,679	$1,010	$2,049	$2,465	$21,363
A summary of the current period activity in accrued restructuring related to the second phase of the transformation restructuring plan is as follows:

(Amounts in Thousands)	Severance and other employee related costs
Balance at June 30, 2022	$974
Additions charged to expense	466
Cash payments charged against reserve	(1,393)
Non-cash adjustments	(47)
Balance at December 31, 2022	$—
Note 4. Revenue
Disaggregation of Revenue
The following table provides information about revenue by operating segment:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Millions)	2022	2021	2022	2021
Workplace & Health	$141.2	$121.0	$284.0	$237.3
Hospitality	27.7	16.9	47.4	41.9
eBusiness	14.1	13.5	29.4	28.8
Total Net Sales	$183.0	$151.4	$360.8	$308.0
For the three and six months ended December 31, 2021, the Workplace and Health categories have been combined based on our reassessment of disaggregation of revenue based on our current method of evaluating our business.
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

We also receive deposits from certain customers before revenue is recognized, resulting in the recognition of a contract liability reported as Customer Deposits in the Condensed Consolidated Balance Sheets. Customer deposits are typically utilized within a year of the receipt of the deposit. The amount of revenue recognized during the six months ended December 31, 2022 that was included in the June 30, 2022 customer deposit balance was $27.5 million.
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
The components of our lease expenses are as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Millions)	2022	2021	2022	2021
Operating lease expense	$1.2	$1.2	$2.5	$2.4
Variable lease expense	2.0	0.3	3.7	1.7
Total lease expense	$3.2	$1.5	$6.2	$4.1
Right-of-use assets for operating leases are tested for impairment in the same manner as long-lived assets used in operations as explained in Note 12 - Fair Value of Notes to Condensed Consolidated Financial Statements. During the first six months of fiscal year 2023 we had no lease impairment, however for the first six months of fiscal year 2022 we recorded $0.7 million of right-of-use asset and associated leasehold improvement impairments. The impairment charge is included in the Restructuring Expense line item on our Condensed Consolidated Statements of Operations.
Supplemental cash flow and other information related to leases are as follows:

	Six Months Ended
	December 31
(Amounts in Millions)	2022	2021
Cash flow information:
Operating lease payments impacting lease liability	$3.2	$3.4
Non-cash impact of obtaining new right-of-use assets	$2.7	$0.8

	As of
	December 31
	2022	2021
Other information:
Weighted-average remaining term (in years)	4.3	4.0
Weighted-average discount rate	4.6%	4.7%

The following table summarizes the future minimum lease payments as of December 31, 2022:

Fiscal Year Ended
(Amounts in Millions)	June 30 (1)
2023	$3.1
2024	5.4
2025	4.0
2026	2.8
2027	2.1
Thereafter	2.1
Total lease payments	$19.5
Less interest	1.8
Present value of lease liabilities	$17.7
(1) Lease payments include options to extend lease terms that are reasonably certain of being exercised. The payments exclude legally binding minimum lease payments for leases signed but not yet commenced. At December 31, 2022, we have additional operating leases that have not yet commenced for which we will record both right-of-use assets and lease liabilities of $9.6 million. The first lease is expected to commence in our third quarter of fiscal year 2023 with a term of approximately 10 years at $5.7 million, while a second lease is expected to commence in our fourth quarter of fiscal year 2023 with a lease term of approximately 12 years at $3.9 million.
Note 6. Earnings Per Share
Basic earnings per share are based on the weighted average number of shares outstanding during the period. Diluted earnings per share are based on the weighted average number of shares outstanding plus the assumed issuance of common shares for all potentially dilutive securities.

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands, Except for Per Share Data)	2022	2021	2022	2021
Net Income (Loss)	$(36,063)	$(21,314)	$(29,507)	$(26,363)

Average Shares Outstanding for Basic EPS Calculation	36,539	36,749	36,647	36,785
Dilutive Effect of Average Outstanding Compensation Awards	—	—	—	—
Average Shares Outstanding for Diluted EPS Calculation	36,539	36,749	36,647	36,785

Basic Earnings (Loss) Per Share	$(0.99)	$(0.58)	$(0.81)	$(0.72)
Diluted Earnings (Loss) Per Share	$(0.99)	$(0.58)	$(0.81)	$(0.72)
All stock compensation awards were antidilutive as a result of the net losses for the second quarters and year-to-date periods ended December 31, 2022 and December 31, 2021. For the year-to-date period ended December 31, 2022, 831,000 average restricted stock units, 131,000 average relative total shareholder return awards, and 103,000 average performance unit awards were excluded from the dilutive calculation. For the year-to-date period ended December 31, 2021, 741,000 average restricted stock units and 173,000 average relative total shareholder return awards were excluded from the dilutive calculation.
Note 7. Income Taxes
In determining the quarterly provision for income taxes we use an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which we operate. Unusual or infrequently occurring items are separately recognized in the quarter in which they occur. Our effective tax rates for the three and six months ended December 31, 2022 were negative tax rates of (24.6%) and (40.3%), respectively, which were lower than the combined federal and state statutory tax rates primarily due to the book versus tax treatment of nondeductible goodwill impairment, earn-out valuation adjustments, and sale of Mexican subsidiary stock. Our effective tax rates for the three and six months ended December 31, 2021 were negative tax rates of (21.0%) and (4.7%), respectively, driven by the book versus tax treatment of nondeductible goodwill impairment and earn-out valuation adjustments.
Note 8. Inventories
Inventory components were as follows:

(Amounts in Thousands)	December 31, 2022	June 30, 2022
Finished products	$74,364	$66,890
Work-in-process	1,581	1,974
Raw materials	52,347	52,878
Total FIFO inventory	128,292	121,742
LIFO reserve	(23,480)	(23,773)
Total inventory	$104,812	$97,969
For interim reporting, LIFO inventories are computed based on quantities as of the end of the quarter and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur, except in cases where LIFO inventory liquidations are expected to be reinstated by fiscal year end. LIFO impact including the effect of changes in quantities, price levels, and inventory liquidations during the three and six-month periods ended December 31, 2022 were income of $0.7 million and $0.3 million, respectively and during the three and six-month periods ended December 31, 2021 were expense of $1.3 million and $3.7 million, respectively. The earnings impact of LIFO inventory liquidations during the three and six-month periods ended December 31, 2022 and December 31, 2021 were immaterial.
Note 9. Accumulated Other Comprehensive Income
During the three months ended December 31, 2022 and 2021, the changes in the balances of each component of Accumulated Other Comprehensive Income, net of tax, were as follows:

Accumulated Other Comprehensive Income
(Amounts in Thousands)	Postemployment Benefits Net Actuarial Gain (Loss)	Interest Rate Swap Gain (Loss)	Accumulated Other Comprehensive Income
Balance at September 30, 2022	$2,264	$2,033	$4,297
Other comprehensive income (loss) before reclassifications	181	132	313
Reclassification to (earnings) loss	(124)	(209)	(333)
Net current-period other comprehensive income (loss)	57	(77)	(20)
Balance at December 31, 2022	$2,321	$1,956	$4,277

Balance at September 30, 2021	$2,075	$(218)	$1,857
Other comprehensive income (loss) before reclassifications	222	336	558
Reclassification to (earnings) loss	(100)	56	(44)
Net current-period other comprehensive income (loss)	122	392	514
Balance at December 31, 2021	$2,197	$174	$2,371

During the six months ended December 31, 2022 and 2021, the changes in the balances of each component of Accumulated Other Comprehensive Income, net of tax, were as follows:
Accumulated Other Comprehensive Income
(Amounts in Thousands)	Postemployment Benefits Net Actuarial Gain (Loss)	Interest Rate Swap Gain (Loss)	Accumulated Other Comprehensive Income
Balance at June 30, 2022	$2,291	$1,475	$3,766
Other comprehensive income (loss) before reclassifications	277	791	1,068
Reclassification to (earnings) loss	(247)	(310)	(557)
Net current-period other comprehensive income (loss)	30	481	511
Balance at December 31, 2022	$2,321	$1,956	$4,277

Balance at June 30, 2021	$1,980	$—	$1,980
Other comprehensive income (loss) before reclassifications	418	75	493
Reclassification to (earnings) loss	(201)	99	(102)
Net current-period other comprehensive income (loss)	217	174	391
Balance at December 31, 2021	$2,197	$174	$2,371

The following reclassifications were made from Accumulated Other Comprehensive Income to the Condensed Consolidated Statements of Operations:

Reclassifications from Accumulated Other Comprehensive Income	Three Months Ended		Six Months Ended		Affected Line Item in the Condensed Consolidated Statements of Operations
	December 31		December 31
(Amounts in Thousands)	2022	2021	2022	2021
Postemployment Benefits Amortization of Actuarial Gain	$166	$134	$332	$270	Non-operating income (expense), net
	(42)	(34)	(85)	(69)	Benefit (Provision) for Income Taxes
	$124	$100	$247	$201	Net Income (Loss)

Interest Rate Swap Gain (Loss)	$281	$(75)	$417	$(133)	Interest expense
	(72)	19	(107)	34	Benefit (Provision) for Income Taxes
	$209	$(56)	$310	$(99)	Net Income (Loss)

Total Reclassifications for the Period	$333	$44	$557	$102	Net Income (Loss)
Amounts in parentheses indicate reductions to income.

Note 10. Long-Term Debt and Revolving Credit Facility
Short-term borrowings and long-term debt consisted of the following obligations:

(Amounts in Thousands)	December 31, 2022	June 30, 2022
Long-term debt under revolving credit facility due December 2025; 5.88% variable interest rate at December 31, 2022	$60,000	$68,000
Other debt matured August 2022; 9.25% fixed interest rate	—	79
Total Debt	$60,000	$68,079
As of December 31, 2022 we had a $125.0 million revolving credit facility with a maturity date of December 2025 that allowed for both issuances of letters of credit and cash borrowings. We also have an option to request an increase of the amount available for borrowing to $200.0 million, subject to participating banks’ consent. The revolving loans under the Credit Agreement could consist of, at our election, advances in U.S. dollars or advances in any other currency that was agreed to by the lenders. The proceeds of the loans are to be used for general corporate purposes including acquisitions. A portion of the revolving credit facility, not to exceed $10.0 million of the principal amount, was available for the issuance of letters of credit. At December 31, 2022, we had $1.8 million in letters of credit outstanding, which reduced our borrowing capacity on the revolving credit facility. Total availability to borrow under the revolving credit facility was $63.2 million at December 31, 2022. The commitment fee on the unused portion of principal amount of the revolving credit facility is payable at a rate that ranges from 20 to 30 basis points per annum as determined by our ratio of consolidated total indebtedness to adjusted consolidated EBITDA.
During the second quarter of fiscal year 2023, we entered into a Third Amendment to Amended and Restated Credit Agreement which provides, among other items, amendments to the Credit Agreement to extend the maturity date of the Credit Facility from October 24, 2024 to December 21, 2025, and establish SOFR (“Secured Overnight Financial Rate”) as a pricing benchmark for dollar borrowings in replacement of LIBOR.
We were in compliance with all debt covenants of the revolving credit facility during the six-month period ended December 31, 2022.
We have an interest rate swap agreement with a bank with a notional value of $40.0 million. The interest rate swap became effective in July 2021 and is accounted for using hedge accounting. See Note 14 - Derivative Instruments of Notes to Condensed Consolidated Statements of Operations for information regarding modification of our swap agreement which occurred during January 2023.
Note 11. Commitments and Contingent Liabilities
Guarantees:
Standby letters of credit were issued to lessors and insurance institutions and can only be drawn upon in the event of our failure to pay our obligations to a beneficiary. As of December 31, 2022, we had a maximum financial exposure from unused standby letters of credit totaling $1.8 million.
We are not aware of circumstances that would require us to perform under these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our Condensed Consolidated Financial Statements. Accordingly, no liability has been recorded as of December 31, 2022 with respect to the standby letters of credit. We also enter into commercial letters of credit to facilitate payments to vendors and from customers.
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

Changes in the product warranty accrual for the six months ended December 31, 2022 and 2021 were as follows:

	Six Months Ended
	December 31
(Amounts in Thousands)	2022	2021
Product Warranty Liability at the beginning of the period	$2,530	$2,861
Additions to warranty accrual (including changes in estimates)	2,687	178
Settlements made (in cash or in kind)	(2,132)	(912)
Product Warranty Liability at the end of the period	$3,085	$2,127
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
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during the six months ended December 31, 2022 and 2021.
There were no changes in the inputs or valuation techniques used to measure fair values compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.
In connection with the acquisition of Poppin, we entered into an earn-out arrangement with remaining contingent payments up to $45.0 million based on revenue and profitability milestones achieved through June 30, 2024. We do not currently expect to have any earn-out payments under this arrangement, therefore our contingent earn-out liability as of December 31, 2022 was zero. As of June 30, 2022 the fair value of the contingent earn-out liability was $3.2 million. The liability is carried at fair value and is classified in Level 3 of the fair value hierarchy and is included in Other long-term liabilities line on our Condensed Consolidated Balance Sheet. During the three and six months ended December 31, 2022, the recurring revaluation to fair value resulted in a gain of $0.0 million and $3.2 million, respectively. During the three and six months ended December 31, 2021, the recurring revaluation to fair value resulted in a gain of $22.5 million and $17.9 million, respectively.

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
Recurring Fair Value Measurements:
As of December 31, 2022 and June 30, 2022, the fair values of financial assets that are measured at fair value on a recurring basis using the market or income approach are categorized as follows:

	December 31, 2022
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$8,308	$—	$—	$8,308
Derivatives: Interest rate swap contract	—	2,635	—	2,635
Trading Securities: Mutual funds in nonqualified SERP	10,533	—	—	10,533
Derivatives: Stock warrants	—	—	1,500	1,500
Total assets at fair value	$18,841	$2,635	$1,500	$22,976

	June 30, 2022
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$5,508	$—	$—	$5,508
Derivatives: Interest rate swap contract	—	1,986	—	1,986
Trading Securities: Mutual funds in nonqualified SERP	10,517	—	—	10,517
Derivatives: Stock warrants	—	—	1,500	1,500
Total assets at fair value	$16,025	$1,986	$1,500	$19,511
Liabilities
Contingent earn-out liability	—	—	3,160	3,160
Total liabilities at fair value	$—	$—	$3,160	$3,160

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

During the year-to-date period of fiscal year 2022, we recorded $0.7 million of right-of-use asset and associated leasehold improvement impairment resulting from closure from our leased Pennsylvania and Maryland facilities as part of our transformation restructuring plan. The impairment loss is included as a component of the Restructuring Expense line item on our Condensed Consolidated Statements of Operations. The asset groups used to calculate impairment included the right-of-use lease assets, leasehold improvements, and lease liabilities.
During the second quarter of fiscal years 2023 and 2022, we recorded $36.7 million and $34.1 million, respectively, of goodwill impairment related to our Poppin business. Annual goodwill testing in both years determined the carrying value of the Poppin reporting unit exceeded its relative fair value. No goodwill remains on the Poppin goodwill reporting unit.
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
Note 13. Investments
Supplemental Employee Retirement Plan Investments:
We maintain a self-directed supplemental employee retirement plan (“SERP”) in which executive employees are eligible to participate. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. We recognize SERP investment assets on the Condensed Consolidated Balance Sheets at current fair value. A SERP liability of the same amount is recorded on the Condensed Consolidated Balance Sheets representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in the Other Income (Expense) section of the Condensed Consolidated Statements of Operations. Adjustments made to revalue the SERP liability are also recognized in income or expense as selling and administrative expenses and offset valuation adjustments on SERP investment assets. Net unrealized holding gains (losses) for the six months ended December 31, 2022 and 2021 were, in millions, $(0.2) and $0.2, respectively.
SERP asset and liability balances were as follows:

(Amounts in Thousands)	December 31, 2022	June 30, 2022
SERP investments - current asset	$3,191	$3,284
SERP investments - other long-term asset	7,342	7,233
Total SERP investments	$10,533	$10,517

SERP obligation - current liability	$3,191	$3,284
SERP obligation - other long-term liability	7,342	7,233
Total SERP obligation	$10,533	$10,517
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
Note 14. Derivative Instruments
Interest Rate Swap:
We are subject to interest rate risk related to the revolving credit facility and we historically have entered into interest rate swap agreements that are based on LIBOR to manage this exposure. The interest rate swap agreements are designated as cash flow hedges that qualify for hedge accounting under the hypothetical derivative method. Fair value adjustments are recorded as a component of Accumulated Other Comprehensive Income (“AOCI”), net of tax in the Condensed Consolidated Balance Sheets. Balances in AOCI are reclassified into earnings when transactions related to the underlying risk are settled. As of December 31, 2022 we held an interest rate swap with a notional value totaling $40.0 million and a weighted average LIBOR fixed rate of 0.834%.
At December 31, 2022, our interest rate swap was recorded at fair value in current assets and non-current assets at $1.4 million and $1.2 million, respectively. At June 30, 2022, our interest rate swap was recorded in current assets and non-current assets at $0.9 million and $1.1 million, respectively.
The pre-tax balance of interest rate swap gains in AOCI as of December 31, 2022 was $2.6 million. See Note 9 - Accumulated Other Comprehensive Income of Notes to Condensed Consolidated Financial Statements for information regarding activity recorded as a component of AOCI during the three and six months ended December 31, 2022. As of December 31, 2022, we have $1.4 million of interest rate swap gains recorded in AOCI which are expected to be reclassified into earnings within the next twelve months.
Subsequent to our second quarter of fiscal year 2023, we modified our interest rate swap agreement to be based on SOFR to align with the rate in our Third Amendment to Amended and Restated Credit Agreement that we entered into during December 2022.
Stock Warrants:
We hold a total investment of $2.0 million in a privately-held company, including $1.5 million in stock warrants. The investment in stock warrants is accounted for as a derivative instrument and is included in the Other Assets line of the Condensed Consolidated Balance Sheets. The stock warrants are convertible into equity shares of the privately-held company upon achieving certain milestones. The value of the stock warrants will fluctuate primarily in relation to the value of the privately-held company's underlying securities, either providing an appreciation in value or potentially expiring with no value. During the quarter ended December 31, 2022, the change in fair value of the stock warrants was not significant. See Note 12 - Fair Value of Notes to Condensed Consolidated Financial Statements for more information on the valuation of these securities.

Note 15. Stock Compensation
Stock-based compensation expense during the quarter and year-to-date periods ended December 31, 2022, was $1.3 million and $2.5 million, respectively, and during the quarter and year-to-date periods ended December 31, 2021, was $1.5 million and $2.6 million, respectively. The total income tax benefit for stock compensation arrangements during the quarter and year-to-date periods ended December 31, 2022, was $0.2 million and $0.5 million, respectively, and during the quarter and year-to-date periods ended December 31, 2021, was $0.3 million and $0.6 million, respectively.
During fiscal year 2023, the following stock compensation was awarded to officers and other key employees and to members of the Board of Directors who are not employees. All awards were granted under the 2017 Stock Incentive Plan. For more information on stock compensation awards, refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Type of Award	Quarter Awarded	Targeted Shares or Units	Grant Date Fair Value (4)
Performance Units (1)	1st Quarter	152,034	$7.33
Performance Units (1)	2nd Quarter	6,160	$6.52
Restricted Stock Units (2)	1st Quarter	379,087	$7.83
Restricted Stock Units (2)	2nd Quarter	10,415	$6.59	-	$7.39
Unrestricted Shares (3)	1st Quarter	21,318	$7.77
Unrestricted Shares (3)	2nd Quarter	17,940	$7.41
(1) Performance units were awarded to key officers. Vesting occurs at June 30, 2025. Participants will earn from 0% to 200% of the target award depending upon the compound annual growth rate of Kimball International’s adjusted earnings per share at the end of the performance period. The maximum number of units that can be issued under these awards is 316,388.
(2) Restricted stock units were awarded to officers and key employees. Vesting occurs at June 30, 2023 and June 30, 2025. Upon vesting, the outstanding number of restricted stock units and the value of dividends accumulated over the vesting period are converted to shares of common stock.
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
Management currently considers the following events, trends, and uncertainties to be most important to understanding our financial condition and operating performance:
•Operating Environment - While we are mindful of the challenging macroeconomic environment and heightened recessionary risks, through our focused set of strategic choices we are successfully delivering in-demand products and solutions to end markets and geographies with higher growth, resiliency and favorable return-to-office dynamics.
•Goodwill Impairment - During the second quarter of fiscal year 2023 we recorded goodwill impairment of $36.7 million as the carrying value of Poppin exceeded its fair value as of the October 31, 2022 testing date. No goodwill remains on the Poppin goodwill reporting unit.
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
•We continue to maintain a strong balance sheet. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our revolving credit facility, was $77.3 million at December 31, 2022.
Financial Overview

	At or for the Three Months Ended			For the Six Months Ended
	December 31			December 31
(Amounts in Millions, Except for Per Share Data)	2022	2021	% Change	2022	2021	% Change
Net Sales	$183.0	$151.4	21%	$360.8	$308.0	17%
Gross Profit	66.1	46.4	42%	125.8	95.5	32%
Gross Profit %	36.2%	30.7%		34.9%	31.0%
Selling and Administrative Expenses	56.8	51.9	9%	110.2	102.1	8%
Contingent Earn-out (Gain) Loss	—	(22.5)		(3.2)	(17.9)
Restructuring Expense	1.7	1.0		2.0	2.5
Goodwill Impairment	36.7	34.1		36.7	34.1
Operating Income (Loss)	(29.0)	(18.1)	(60%)	(20.0)	(25.2)	21%
Operating Income (Loss) %	(15.9%)	(12.0%)		(5.6%)	(8.2%)
Adjusted Operating Income (Loss) *	$11.5	$(0.4)	2,856%	$18.7	$0.2	10,182%
Adjusted Operating Income (Loss) % *	6.3%	(0.3%)		5.2%	0.1%
Net Income (Loss)	$(36.1)	$(21.3)	(69%)	$(29.5)	$(26.4)	(12%)
Net Income (Loss) as a Percentage of Net Sales	(19.7%)	(14.1%)		(8.2%)	(8.6%)
Adjusted Net Income (Loss) *	3.0	(5.7)	152%	$7.8	$(3.8)	307%
Diluted Earnings (Loss) Per Share	$(0.99)	$(0.58)	(71%)	$(0.81)	$(0.72)	(13%)
Adjusted Diluted Earnings (Loss) Per Share*	$0.08	$(0.16)	150%	$0.21	$(0.10)	310%
Return on Invested Capital **	24.9%	0.9%		22.9%	1.5%
Adjusted EBITDA *	$16.0	$4.0	297%	$27.6	$8.9	209%
Adjusted EBITDA % *	8.8%	2.7%		7.6%	2.9%
Order Backlog **	$144.8	$196.9	(26%)
* Items indicated represent Non-GAAP (Generally Accepted Accounting Principles) measurements.
** Items indicated represent Key Performance Indicators.
See the “Non-GAAP Financial Measures and Other Key Performance Indicators” section below.

Net Sales by End Market
	Three Months Ended			Six Months Ended
	December 31			December 31
(Amounts in Millions)	2022	2021	% Change	2022	2021	% Change
Workplace	$124.3	$107.9	15%	$256.3	$216.5	18%
Health	31.0	26.6	17%	57.1	49.6	15%
Hospitality	27.7	16.9	64%	47.4	41.9	13%
Total Net Sales	$183.0	$151.4	21%	$360.8	$308.0	17%
Our Workplace end market includes sales to the commercial, financial, government, and education vertical markets and eBusiness. The revenue of Poppin is included in eBusiness.
Second quarter fiscal year 2023 consolidated net sales increased $31.6 million, or 21% compared to second quarter fiscal year 2022 net sales driven by increased pricing of workplace and health products and higher volume in our hospitality market. Consolidated net sales for the year-to-date period of fiscal year 2023 increased 17% compared to the same year-to-date period in fiscal year 2022 driven by increased pricing of workplace and health products coupled with increased sales volume of workplace products. Each of our end market sales levels can fluctuate depending on overall demand and mix of projects in a given period.
Order backlog at December 31, 2022 decreased $52.2 million, or 26%, when compared to the backlog level as of December 31, 2021 as concerns of a recession led customers to delay orders which drove declines in workplace and health order rates in the quarter ended December 31, 2022. Our manufacturing lead times have improved which allowed us to fulfill orders quicker thus also reducing our backlog. Backlog at a point in time may not be indicative of future sales trends.
Gross profit as a percent of net sales increased 550 basis points to 36.2% for the second quarter of fiscal year 2023 from 30.7% for the second quarter of fiscal year 2022. Gross profit as a percent of net sales increased 390 basis points to 34.9% for the year-to-date period of fiscal year 2023 from 31.0% for the year-to-date period of fiscal year 2022. The increased second quarter and year to date gross profit as a percent of net sales was driven by price increases, the impact of LIFO accounting which generated income during the current year compared to expense in the prior year, and savings realized from our operational excellence initiatives which more than offset inflationary pressure on materials, increased freight costs, and other manufacturing expense increases. The prior year second quarter and year to date gross profit also included the costs associated with the one-time COVID vaccine incentive which did not repeat in the current year.
Selling and administrative (S&A) expenses in the second quarter of fiscal year 2023 compared to the second quarter of fiscal year 2022 increased $4.9 million and decreased 330 basis points as a percent of net sales, due to the leverage of our increased sales. Selling and administrative expenses in the year-to-date period of fiscal year 2023 compared to the year-to-date period of fiscal year 2022 increased $8.1 million and decreased 250 basis points as a percent of net sales. Increased S&A expenses in the second quarter and year-to-date period were driven by increased incentive compensation costs, increased salary expense driven by inflation, increased advertising and marketing expense, and higher warranty expense. The prior year second quarter and year to date S&A expense also included costs associated with the one-time COVID vaccine incentive which did not repeat in the current year.
We recognized pre-tax restructuring expense of $1.7 million and $2.0 million for the three and six months ended December 31, 2022 and $1.0 million and $2.5 million for the three and six months ended December 31, 2021. See Note 3 - Restructuring of Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
In connection with our annual goodwill impairment test, we assessed goodwill at the reporting unit level for impairment during our second quarter of fiscal year 2023 and based on our analysis determined our Poppin reporting unit had carrying value in excess of the calculated fair value. The decline in the fair value of the reporting unit was driven by revised sales and profitability forecasts primarily attributable to changes in demand due to uncertainty in the macroeconomic environment. As a result, we recorded a pre-tax, non-cash charge to reduce the carrying value of goodwill by $36.7 million during the second quarter of fiscal year 2023. During the second quarter of fiscal year 2022 we also recorded a pre-tax, non-cash charge to reduce the carrying value of goodwill by $34.1 million primarily attributable to changes in demand due to the ongoing COVID-19 pandemic and supply chain constraints. We recorded non-cash pre-tax contingent earn-out benefit during the year-to-date period of fiscal year 2023 of $3.2 million and during the second quarter and year-to-date periods of fiscal year 2022, of $22.5 million and $17.9 million, respectively, which partially offset the goodwill impairment, as there is a lower likelihood of Poppin achieving targeted milestones during the earn-out period.
Other Income (Expense) consisted of the following:

	Three Months Ended		Six Months Ended
	December 31		December 31
(Amounts in Thousands)	2022	2021	2022	2021
Interest Income	$112	$43	$189	$52
Interest Expense	(696)	(275)	(1,377)	(532)
Gain on Supplemental Employee Retirement Plan Investments	619	680	160	587
Other	51	29	20	(64)
Other Income (Expense), net	$86	$477	$(1,008)	$43
Our effective tax rate for the three and six months ended December 31, 2022 were negative tax rates of (24.6%) and (40.3%) which were lower than the combined federal and state statutory tax rate primarily due to the book versus tax treatment of nondeductible goodwill impairment, earn-out valuation adjustment, and the sale of our Mexican subsidiary stock. Our effective tax rate for the three and six months ended December 31, 2021 were negative tax rates of (21.0%) and (4.7%), respectively, driven by the book versus tax treatment of nondeductible goodwill impairment and earn-out valuation adjustments.
Comparing the balance sheet as of December 31, 2022 to June 30, 2022, our accounts receivable decreased as several larger projects were finalized and the payment was received. Our prepaid expenses decline was driven by receipt of prepaid inventory in transit. As uncertainty in the macroeconomic environment is impacting customer order patterns, we revised our Poppin sales growth expectations and recognized a goodwill impairment charge which reduced our goodwill balance. Our accounts payable balance has declined as we have decelerated inventory purchases.
Liquidity and Capital Resources
Our total cash and cash equivalents was $14.1 million at December 31, 2022 and $10.9 million at June 30, 2022. Our total debt was $60.0 million at December 31, 2022 and $68.1 million at June 30, 2022. During the first six months of fiscal year 2023, cash flows provided by operations of $31.5 million more than offset capital expenditures including capitalized software of $11.5 million, the return of capital to shareholders in the form of dividends which totaled $6.6 million and stock repurchases which totaled $3.0 million.
Working capital at December 31, 2022 and June 30, 2022 was $58.9 million and $67.7 million, respectively. The current ratio was 1.4 at both December 31, 2022 and June 30, 2022.
Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our revolving credit facility, totaled $77.3 million at December 31, 2022. At December 31, 2022, we had $1.8 million in letters of credit outstanding, which reduced our borrowing capacity on the revolving credit facility. We had $60.0 million and $68.0 million of borrowings on our revolving credit facility at December 31, 2022 and June 30, 2022, respectively. Total availability to borrow under the credit facility totaled $63.2 million at December 31, 2022.
Cash Flows
The following table reflects the major categories of cash flows for the first six months of fiscal years 2023 and 2022.

	Six Months Ended
	December 31
(Amounts in Thousands)	2022	2021
Net cash provided by operating activities	$31,533	$12,620
Net cash used for investing activities	$(11,105)	$(11,313)
Net cash used for financing activities	$(17,871)	$(9,649)

Cash Flows from Operating Activities
For the first six months of fiscal year 2023 net cash provided by operating activities was $31.5 million inclusive of net loss of $29.5 million which included goodwill impairment of $36.7 million. In the first six months of fiscal year 2022 net cash provided by operating activities was $12.6 million inclusive of a net loss of $26.4 million which included $34.1 million of goodwill impairment and $17.9 million of contingent earn-out liability gains. Changes in working capital balances provided $14.4 million of cash in the first six months of fiscal year 2023 and provided $8.1 million of cash in the first six months of fiscal year 2022.
The $14.4 million of cash provided by changes in working capital balances in the first six months of fiscal year 2023 was driven by a $19.2 million decrease in receivables as several larger projects were finalized and the payment was received and a $14.5 million decrease in prepaid expenses and other current assets as prepaid in-transit inventory was received which were partially offset by a $10.5 million decline in our accounts payable as we decelerated inventory purchases.
The $8.1 million of cash provided by changes in working capital balances in the first six months of fiscal year 2022 was driven by a $17.8 million increase in inventory which was more than offset by a $16.7 million increase in our accounts payable and a $12.2 million increase in customer deposits.
Our measure of accounts receivable performance, also referred to as Days Sales Outstanding (“DSO”), for the six-month periods ended December 31, 2022 and December 31, 2021 were both 32 days. We define DSO as the average of monthly accounts and notes receivable divided by an average day’s net sales. Our Production Days Supply on Hand (“PDSOH”) of inventory measure for the six-month periods ended December 31, 2022 and December 31, 2021 were 98 and 69 days, respectively. The increase in PDSOH was driven by increases in average inventory levels outpacing the sales ramp up with the majority of the inventory increase related to made-to-stock inventory in our eBusiness segment. We define PDSOH as the average of the monthly net inventory divided by an average day’s cost of sales.
Cash Flows from Investing Activities
During the first six months of both fiscal years 2023 and 2022, our capital investments totaled $11.5 million. The current and prior year capital investments include the construction of a warehouse, manufacturing equipment upgrades to increase automation in production facilities, software upgrades, and facility improvements.
Cash Flows from Financing Activities
During the six months ended December 31, 2022, we had proceeds from borrowings on our revolving credit facility of $86.0 million and during the same period we repaid $94.0 million on our revolving credit facility. During the six months ended December 31, 2021 we had proceeds from borrowings on our credit facility of $10.0 million and repaid $10.0 million on our revolving credit facility. We paid dividends of $6.6 million in both the six-month periods ended December 31, 2022 and December 31, 2021. Consistent with our historical dividend policy, our Board of Directors evaluates the appropriate dividend payment on a quarterly basis. We repurchased shares pursuant to a previously announced stock repurchase program, which drove cash outflow of $3.0 million and $2.4 million in the year-to-date periods of fiscal year 2023 and 2022, respectively. Future debt payments may be paid out of cash flows from operations or from future refinancing of our debt.
Revolving Credit Facility
During the second quarter of fiscal year 2023, we entered into a Third Amendment to Amended and Restated Credit Agreement which provides, among other items, amendments to the Credit Agreement to extend the maturity date of the Credit Facility from October 24, 2024 to December 21, 2025, and establish SOFR (“Secured Overnight Financing Rate”) as a pricing benchmark for dollar borrowings in replacement of LIBOR. The complete amended agreement was filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 22, 2022.
As of December 31, 2022 we had a $125.0 million revolving credit facility with a maturity date of December 2025 that allowed for both issuances of letters of credit and cash borrowings. We also have an option to request an increase of the amount available for borrowing to $200.0 million, subject to participating banks’ consent. The loans under the Credit Agreement could consist of, at our election, advances in U.S. dollars or advances in any other currency that was agreed to by the lenders. The proceeds are to be used for general corporate purposes including acquisitions. A portion of the revolving credit facility, not to exceed $10 million of the principal amount, was available for the issuance of letters of credit. At December 31, 2022, we had $1.8 million in letters of credit outstanding, which reduced our borrowing capacity on the revolving credit facility. At December 31, 2022 and June 30, 2022, we had $60.0 million and $68.0 million, respectively, in borrowings outstanding.

The revolving credit facility requires us to comply with certain debt covenants, the most significant of which is the adjusted leverage ratio and the interest coverage ratio. The adjusted leverage ratio is defined as (a) consolidated total indebtedness minus unencumbered U.S. cash equivalents in excess of $15,000,000 provided that the maximum subtraction does not exceed $35,000,000 to (b) adjusted consolidated EBITDA, determined as of the end of each of our fiscal quarters for the then most recently ended four fiscal quarters, to not be greater than 3.00 to 1.00. The interest coverage ratio, for any period, of (a) Consolidated EBITDA for such period to (b) cash interest expense for such period, calculated on a consolidated basis in accordance with GAAP for the trailing four quarter period then ending, to not be less than 3.00 to 1.00. We were in compliance with all debt covenants of the revolving credit facility during the six-month period ended December 31, 2022.
The table below compares the adjusted leverage ratio and the interest coverage ratio with the limits specified in the credit agreement.

	At or For the Period Ended	Limit As Specified in
Covenant	December 31, 2022	Credit Agreement	Excess
Adjusted Leverage Ratio	1.08	≤ 3.00	1.92
Interest Coverage Ratio	10.00	≥ 3.00	7.00
Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our revolving credit facility will be sufficient to meet our working capital and other operating needs for at least the next twelve months. Our Board of Directors declared quarterly dividends of $0.09 per share for payment during our third quarter of fiscal year 2023. Future cash dividends are subject to approval by our Board of Directors and may be adjusted as business needs or market conditions change.
During the remainder of fiscal year 2023 we expect to invest approximately $15 million in capital expenditures, particularly for projects such as machinery and equipment upgrades and automation, software, and showroom related expenses. As of December 31, 2022, there have been no material changes to our short-term and long-term contractual obligations as discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 outside the ordinary course of business. We are also assessing the potential of selling unused parcels of land. We continuously monitor for potential acquisitions that would enhance our capabilities and diversification while providing an opportunity for growth and improved profitability.
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
Non-GAAP Financial Measures and Other Key Performance Indicators
This Management’s Discussion and Analysis (“MD&A”) contains non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with U.S. GAAP in the statements of operations, statements of comprehensive income, balance sheets, statements of cash flows, or statements of shareholders’ equity of the company. The non-GAAP financial measures used within this MD&A include:
•adjusted operating income (loss), defined as operating income (loss) excluding restructuring expenses, goodwill impairment, market valuation adjustments related to our SERP liability, acquisition-related amortization and inventory valuation adjustments, contingent earn-out gain or loss, and COVID vaccine incentive costs;
•adjusted operating income (loss) percentage, defined as adjusted operating income as a percentage of net sales;
•adjusted net income (loss), defined as net income (loss) excluding restructuring expenses, goodwill impairment, acquisition-related amortization and inventory valuation adjustments, contingent earn-out gain or loss, and COVID vaccine incentive costs;

•adjusted diluted earnings (loss) per share, defined as diluted earnings (loss) per share excluding restructuring expenses, goodwill impairment, acquisition-related amortization and inventory valuation adjustments, contingent earn-out gain or loss, and COVID vaccine incentive costs;
•adjusted EBITDA, defined as earnings before interest, statutory income tax impacts for taxable after-tax measures, depreciation, and amortization and excluding restructuring expenses, goodwill impairment, acquisition-related inventory valuation adjustments, contingent earn-out gain or loss, and COVID vaccine incentive costs; and
•adjusted EBITDA percentage, defined as adjusted EBITDA as a percentage of net sales.
Reconciliations of the reported GAAP numbers to these non-GAAP financial measures are included in the tables below. Management believes it is useful for investors to understand and to be able to meaningfully trend, analyze and benchmark how our core operations performed without market value adjustments related to our SERP liability, without expenses incurred in executing our transformation restructuring plan, without goodwill impairment costs, without acquisition-related costs, and without COVID vaccine incentive costs. Many of our internal performance measures that management uses to make certain operating decisions exclude these expenses to enable meaningful trending of core operating metrics. These non-GAAP financial measures should not be viewed as an alternative to the GAAP measures and are presented as supplemental information.

Reconciliation of Non-GAAP Financial Measures and Other Key Performance Indicators
(Amounts in Thousands, Except for Per Share Data)

Adjusted Operating Income (Loss)	Three Months Ended		Six Months Ended
	December 31		December 31
	2022	2021	2022	2021
Operating Income (Loss), as reported	$(29,021)	$(18,095)	$(20,024)	$(25,222)
Add: Pre-tax Restructuring Expense	1,679	1,010	2,049	2,465
Add: Pre-tax Goodwill Impairment	36,684	34,118	36,684	34,118
Add: Pre-tax Expense Adjustment to SERP Liability	619	680	160	587
Add: Pre-tax Acquisition-related Amortization	1,502	1,610	3,004	3,220
Add: Pre-tax Acquisition-related Inventory Valuation Adjustment	—	62	—	205
Add: Pre-tax Contingent Earn-Out (Gain) Loss	—	(22,510)	(3,160)	(17,900)
Add: Pre-tax COVID Vaccine Incentive	—	2,709	—	2,709
Adjusted Operating Income (Loss)	$11,463	$(416)	$18,713	$182
Net Sales	$182,947	$151,403	$360,758	$308,013
Adjusted Operating Income (Loss) %	6.3%	(0.3%)	5.2%	0.1%

Adjusted Net Income (Loss)	Three Months Ended		Six Months Ended
	December 31		December 31
	2022	2021	2022	2021
Net Income (Loss), as reported	$(36,063)	$(21,314)	$(29,507)	$(26,363)
Pre-tax Restructuring Expense	1,679	1,010	2,049	2,465
Tax on Restructuring Expense	(431)	(259)	(527)	(634)
Add: After-tax Restructuring Expense	1,248	751	1,522	1,831
Pre-tax Goodwill Impairment	36,684	34,118	36,684	34,118
Tax on Goodwill Impairment	—	—	—	—
Add: After-tax Goodwill Impairment	36,684	34,118	36,684	34,118
Pre-tax Acquisition-related Amortization	1,502	1,610	3,004	3,220
Tax on Acquisition-related Amortization	(386)	(414)	(773)	(829)
Add: After-tax Acquisition-related Amortization	1,116	1,196	2,231	2,391
Pre-tax Acquisition-related Inventory Valuation Adjustment	—	62	—	205
Tax on Acquisition-related Inventory Valuation Adjustment	—	(16)	—	(53)
Add: After-tax Acquisition-related Inventory Adjustment	—	46	—	152
Pre-tax Contingent Earn-Out (Gain) Loss	—	(22,510)	(3,160)	(17,900)
Tax on Contingent Earn-Out (Gain) Loss	—	—	—	—
Add: After-tax Contingent Earn-Out (Gain) Loss	—	(22,510)	(3,160)	(17,900)
Pre-tax COVID Vaccine Incentive	—	2,709	—	2,709
Tax on COVID Vaccine Incentive	—	(697)	—	(697)
Add: After-tax COVID Vaccine Incentive	—	2,012	—	2,012
Adjusted Net Income (Loss)	$2,985	$(5,701)	$7,770	$(3,759)

Adjusted Diluted Earnings (Loss) Per Share	Three Months Ended		Six Months Ended
	December 31		December 31
	2022	2021	2022	2021
Diluted Earnings (Loss) Per Share, as reported	$(0.99)	$(0.58)	$(0.81)	$(0.72)
Add: After-tax Restructuring Expense	0.04	0.02	0.05	0.05
Add: After-tax Goodwill Impairment	1.00	0.93	1.00	0.93
Add: After-tax Acquisition-related Amortization	0.03	0.03	0.06	0.07
Add: After-tax Acquisition-related Inventory Adjustment	—	—	—	0.01
Add: After-tax Contingent Earn-Out (Gain) Loss	—	(0.61)	(0.09)	(0.49)
Add: COVID Vaccine Incentive	—	0.05	—	0.05
Adjusted Diluted Earnings (Loss) Per Share	$0.08	$(0.16)	$0.21	$(0.10)

Adjusted EBITDA
	Three Months Ended		Six Months Ended
	December 31		December 31
	2022	2021	2022	2021
Net Income (Loss)	$(36,063)	$(21,314)	$(29,507)	$(26,363)
Provision for Income Taxes	7,128	3,696	8,475	1,184
Income (Loss) Before Taxes on Income	(28,935)	(17,618)	(21,032)	(25,179)
Interest Expense	696	275	1,377	532
Interest Income	(112)	(43)	(189)	(52)
Depreciation	3,806	3,623	7,440	7,185
Amortization	2,219	2,415	4,414	4,854
Pre-tax Restructuring Expense	1,679	1,010	2,049	2,465
Pre-Tax Goodwill Impairment	36,684	34,118	36,684	34,118
Pre-tax Acquisition-related Inventory Valuation Adjustment	—	62	—	205
Pre-tax Contingent Earn-Out (Gain) Loss	—	(22,510)	(3,160)	(17,900)
Pre-tax COVID Vaccine Incentive	—	2,709	—	2,709
Adjusted EBITDA	$16,037	$4,041	$27,583	$8,937
Net Income (Loss) %	(19.7%)	(14.1%)	(8.2%)	(8.6%)
Adjusted EBITDA %	8.8%	2.7%	7.6%	2.9%
The order backlog metric is a key performance indicator representing firm orders placed by our customers which have not yet been fulfilled and are expected to be recognized as revenue during future quarters. The timing of shipments can vary, but generally the backlog of orders is expected to ship within a six-month period.
Return on Invested Capital is a key performance indicator calculated as: [(Earnings Before Interest, Taxes, Amortization, Restructuring Expense, Goodwill Impairment, Acquisition-related Inventory Valuation Adjustments, Contingent Earn-out Gain or Loss, and COVID Vaccine Incentive costs ) multiplied by (1 minus Effective Tax Rate)] divided by (Total Shareholders’ Equity plus Net Debt). Net Debt is defined as current maturities of long-term debt plus long-term debt less cash, cash equivalents, and short-term investments.
Critical Accounting Policies
Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the Condensed Consolidated Financial Statements and related notes. Actual results could differ from these estimates and assumptions. Management continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022. During the first six months of fiscal year 2023, there were no material changes in the accounting policies and assumptions previously disclosed.
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
We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
(b)Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
There have been no additional material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A share repurchase program authorized by the Board of Directors was announced on February 7, 2019. The program allows for the repurchase of up to two million shares of common stock and will remain in effect until all shares authorized have been repurchased. On December 7, 2022, the Company commenced a repurchase plan under Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and such plan terminates on February 1, 2023. At December 31, 2022, 1.5 million shares remained available under the repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (October 1-October 31, 2022)	173,252	$6.73	173,252	1,629,587
Month #2 (November 1-November 30, 2022)	7,463	$7.44	7,463	1,622,124
Month #3 (December 1-December 31, 2022)	104,589	$6.41	104,589	1,517,535
Total	285,304	$6.63	285,304

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

10
Third Amendment to Amended and Restated Credit Agreement, dated as of December 21, 2022, among Kimball International, Inc., the lender parties thereto, JPMorgan Chase Bank, National Association, as administrative agent, and the guarantors named therein (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 22, 2022)

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
101
The following materials from Kimball International, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2022 are formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2022, formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBALL INTERNATIONAL, INC.

By:	/s/ KRISTINE L. JUSTER
Kristine L. Juster Chief Executive Officer
February 7, 2023

By:	/s/ TIMOTHY J. WOLFE
Timothy J. Wolfe Chief Financial Officer
February 7, 2023