Form 10-Q
period 2023-03-31
KIMBALL INTERNATIONAL INC
filed 2023-05-08
CIK 55772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Yes  ☐    No  ☒
The number of shares outstanding of the Registrant’s common stock as of May 1, 2023 was:
Class A Common Stock - 166,789 shares
Class B Common Stock - 36,250,961 shares

KIMBALL INTERNATIONAL, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except for Share and Per Share Data)

	(Unaudited)
	March 31, 2023	June 30, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$18,768	$10,934
Receivables, net of allowances of $911 and $1,041, respectively	49,543	79,301
Inventories	89,633	97,969
Prepaid expenses and other current assets	15,706	30,937
Total current assets	173,650	219,141
Property and equipment, net of accumulated depreciation of $192,129 and $188,530, respectively	96,740	96,970
Right-of-use operating lease assets	17,338	12,839
Goodwill	11,160	47,844
Other intangible assets, net of accumulated amortization of $53,552 and $54,553, respectively	51,250	54,767
Deferred tax assets	18,219	14,472
Other assets	14,442	15,245
Total Assets	$382,799	$461,278

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$33
Accounts payable	46,755	70,936
Customer deposits	27,011	29,706
Current portion of operating lease liability	5,768	6,096
Dividends payable	3,786	3,623
Accrued expenses	39,525	41,088
Total current liabilities	122,845	151,482
Long-Term Liabilities:
Long-term debt, less current maturities	50,000	68,046
Long-term operating lease liability	16,285	12,150
Other long-term liabilities	14,163	16,064
Total long-term liabilities	80,448	96,260
Shareholders’ Equity:
Common stock-par value $0.05 per share:
Class A - Shares authorized: 50,000,000 Shares issued: 167,000 for both periods	8	8
Class B - Shares authorized: 100,000,000 Shares issued: 42,856,000 for both periods	2,143	2,143
Additional paid-in capital	8,889	6,304
Retained earnings	235,891	269,833
Accumulated other comprehensive income	3,883	3,766
Less: Treasury stock, at cost, 6,615,000 shares and 6,179,000 shares, respectively	(71,308)	(68,518)
Total Shareholders’ Equity	179,506	213,536
Total Liabilities and Shareholders’ Equity	$382,799	$461,278
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except for Per Share Data)

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31		March 31
	2023	2022	2023	2022
Net Sales	$166,184	$180,918	$526,942	$488,931
Cost of Sales	103,705	125,782	338,712	338,254
Gross Profit	62,479	55,136	188,230	150,677
Selling and Administrative Expenses	57,508	48,783	167,710	150,863
Other General (Income) Expense	—	(4,523)	—	(4,523)
Contingent Earn-out (Gain) Loss	—	2,150	(3,160)	(15,750)
Restructuring Expense	793	1,730	2,842	4,195
Goodwill Impairment	—	—	36,684	34,118
Operating Income (Loss)	4,178	6,996	(15,846)	(18,226)
Other Income (Expense):
Interest income	165	25	354	77
Interest expense	(668)	(390)	(2,045)	(922)
Non-operating income (expense), net	625	(870)	805	(347)
Other income (expense), net	122	(1,235)	(886)	(1,192)
Income (Loss) Before Taxes on Income	4,300	5,761	(16,732)	(19,418)
Provision (Benefit) for Income Taxes	(1,391)	(534)	7,084	650
Net Income (Loss)	$5,691	$6,295	$(23,816)	$(20,068)

Earnings (Loss) Per Share of Common Stock:
Basic Earnings (Loss) Per Share	$0.16	$0.17	$(0.65)	$(0.55)
Diluted Earnings (Loss) Per Share	$0.15	$0.17	$(0.65)	$(0.55)

Class A and B Common Stock:
Average Number of Shares Outstanding - Basic	36,404	36,795	36,566	36,788
Average Number of Shares Outstanding - Diluted	36,912	37,061	36,566	36,788
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands)

	(Unaudited)			(Unaudited)
	Three Months Ended			Three Months Ended
	March 31, 2023			March 31, 2022
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income (loss)			$5,691			$6,295
Other comprehensive income (loss):
Postemployment severance actuarial change	156	(40)	116	251	(66)	185
Unrealized gain (loss) on interest rate swap	(145)	37	(108)	1,345	(347)	998
Reclassification to (earnings) loss:
Amortization of actuarial change	(161)	42	(119)	(129)	34	(95)
Interest rate swap	(381)	98	(283)	62	(16)	46
Other comprehensive income (loss)	$(531)	$137	$(394)	$1,529	$(395)	$1,134
Total comprehensive income (loss)			$5,297			$7,429

	(Unaudited)			(Unaudited)
	Nine Months Ended			Nine Months Ended
	March 31, 2023			March 31, 2022
(Unaudited)	Pre-tax	Tax	Net of Tax	Pre-tax	Tax	Net of Tax
Net income (loss)			$(23,816)			$(20,068)
Other comprehensive income (loss):
Postemployment severance actuarial change	529	(136)	393	814	(211)	603
Unrealized gain (loss) on interest rate swap	920	(237)	683	1,446	(373)	1,073
Reclassification to (earnings) loss:
Amortization of actuarial change	(493)	127	(366)	(399)	103	(296)
Interest rate swap	(798)	205	(593)	195	(50)	145
Other comprehensive income (loss)	$158	$(41)	$117	$2,056	$(531)	$1,525
Total comprehensive income (loss)			$(23,699)			$(18,543)

See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	(Unaudited)
	Nine Months Ended
	March 31
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(23,816)	$(20,068)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation	11,160	10,820
Amortization	6,682	7,212
Loss on sales of assets	(13)	(4,537)
Restructuring and asset impairment charges	1,661	1,527
Deferred income tax and other deferred charges	(3,787)	95
Goodwill impairment	36,684	34,118
Stock-based compensation	3,703	3,708
Change in earn-out liability	(3,160)	(15,750)
Other, net	(35)	(2,528)
Change in operating assets and liabilities:
Receivables	29,731	(12,847)
Inventories	8,021	(29,254)
Prepaid expenses and other current assets	14,418	(7,928)
Accounts payable	(21,191)	27,600
Customer deposits	(2,695)	3,157
Accrued expenses	(1,397)	(1,927)
Net cash provided by (used for) operating activities	55,966	(6,602)
Cash Flows From Investing Activities:
Capital expenditures	(13,658)	(12,869)
Proceeds from sales of assets	354	5,498
Purchases of capitalized software	(3,423)	(2,925)
Other, net	128	(50)
Net cash used for investing activities	(16,599)	(10,346)
Cash Flows From Financing Activities:
Proceeds from revolving credit facility	106,000	45,000
Payments on revolving credit facility	(124,000)	(27,000)
Repayments of long-term debt	(79)	(30)
Dividends paid to shareholders	(9,903)	(9,925)
Repurchases of Common Stock	(3,900)	(2,447)
Repurchase of employee shares for tax withholding	(223)	(590)
Net cash (used for) provided by financing activities	(32,105)	5,008
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash (1)	7,262	(11,940)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period (1)	11,996	25,727
Cash, Cash Equivalents, and Restricted Cash at End of Period (1)	$19,258	$13,787
Supplemental Disclosure of Cash Flow Information
Cash paid (refunded) during the period for:
Income taxes	$4,439	$(99)
Interest expense	$2,002	$862
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

(Amounts in Thousands)	March 31, 2023	June 30, 2022	March 31, 2022	June 30, 2021
Cash and Cash Equivalents	$18,768	$10,934	$12,726	$24,336
Restricted cash included in Other Assets	490	1,062	1,061	1,391
Total Cash, Cash Equivalents, and Restricted Cash at end of period	$19,258	$11,996	$13,787	$25,727
See Notes to Condensed Consolidated Financial Statements

KIMBALL INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Amounts in Thousands, Except for Share and Per Share Data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
Three months ended March 31, 2023 (Unaudited)	Class A	Class B
Amounts at December 31, 2022	$8	$2,143	$7,805	$233,556	$4,277	$(70,588)	$177,201
Net income (loss)				5,691			5,691
Other comprehensive income (loss)					(394)		(394)
Issuance of non-restricted stock (18,000 shares)			(110)			110	—
Compensation expense related to stock compensation plans			1,194				1,194
Repurchase of Common Stock (116,000 shares)						(830)	(830)
Dividends declared ($0.09 per share)				(3,356)			(3,356)
Amounts at March 31, 2023	$8	$2,143	$8,889	$235,891	$3,883	$(71,308)	$179,506

Three months ended March 31, 2022 (Unaudited)
Amounts at December 31, 2021	$9	$2,142	$6,015	$265,924	$2,371	$(69,797)	$206,664
Net income (loss)				6,295			6,295
Other comprehensive income (loss)					1,134		1,134
Issuance of non-restricted stock (12,000 shares)			7			158	165
Compensation expense related to stock compensation plans			1,153				1,153
Restricted stock units issuance (9,000 shares)			(150)			122	(28)
Dividends declared ($0.09 per share)				(3,383)			(3,383)
Amounts at March 31, 2022	$9	$2,142	$7,025	$268,836	$3,505	$(69,517)	$212,000

Nine months ended March 31, 2023 (Unaudited)
Amounts at June 30, 2022	$8	$2,143	$6,304	$269,833	$3,766	$(68,518)	$213,536
Net income (loss)				(23,816)			(23,816)
Other comprehensive income (loss)					117		117
Issuance of non-restricted shares (57,000 shares)			(484)			525	41
Conversion of Class A to Class B common stock (1,000 shares)	—	—					—
Compensation expense related to stock incentive plans			3,703				3,703
Restricted stock units issuance (50,000 shares)			(634)			472	(162)
Repurchase of Common Stock (543,000 shares)						(3,787)	(3,787)
Dividends declared ($0.27 per share)				(10,126)			(10,126)
Amounts at March 31, 2023	$8	$2,143	$8,889	$235,891	$3,883	$(71,308)	$179,506

Nine months ended March 31, 2022 (Unaudited)
Amounts at June 30, 2021	$9	$2,142	$5,298	$299,034	$1,980	$(68,793)	$239,670
Net income (loss)				(20,068)			(20,068)
Other comprehensive income (loss)					1,525		1,525
Issuance of non-restricted shares (30,000 shares)			(235)			397	162
Conversion of Class A to Class B common stock (7,000 shares)	—	—					—
Compensation expense related to stock incentive plans			3,708				3,708
Restricted stock units issuance (87,000 shares)			(1,642)			1,136	(506)
Relative total shareholder return performance units issuance (5,000 shares)			(104)			72	(32)
Repurchase of Common Stock (196,000 shares)						(2,329)	(2,329)
Dividends declared ($0.27 per share)				(10,130)			(10,130)
Amounts at March 31, 2022	$9	$2,142	$7,025	$268,836	$3,505	$(69,517)	$212,000
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

The changes in the carrying amount of goodwill are summarized as follows:
(Amounts in Thousands)	Gross Goodwill	Accumulated Impairment	Net Carrying Amount
June 30, 2021	$83,695	$(1,733)	$81,962
Additions / (Impairments)	—	(34,118)	(34,118)
June 30, 2022	83,695	(35,851)	47,844
Additions / (Impairment)	—	(36,684)	(36,684)
March 31, 2023	$83,695	$(72,535)	$11,160
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
A summary of intangible assets subject to amortization is as follows:

	March 31, 2023			June 30, 2022
(Amounts in Thousands)	Cost	Accumulated Amortization	Net Value	Cost	Accumulated Amortization	Net Value
Capitalized Software	$48,778	$36,766	$12,012	$46,246	$35,521	$10,725
Customer Relationships	12,000	4,746	7,254	19,050	10,518	8,532
Trade Names	36,570	9,554	27,016	36,570	6,811	29,759
Acquired Technology	7,000	2,316	4,684	7,000	1,563	5,437
Patents and Trademarks	354	70	284	354	47	307
Non-Compete Agreements	100	100	—	100	93	7
Other Intangible Assets	$104,802	$53,552	$51,250	$109,320	$54,553	$54,767

A summary of the useful lives of intangible assets subject to amortization is as follows:

Years
Capitalized Software	2 to 13
Customer Relationships	10
Trade Names	10
Acquired Technology	7
Patents	14
Trademarks	15
Non-Compete Agreements	5

Amortization expense incurred and future expected expenses related to intangible assets were:
	Three months ended		Nine Months Ended
	March 31		March 31		Remainder	Future Fiscal Years
(Amounts in Thousands)	2023	2022	2023	2022	2023	2024	2025	2026	2027	Thereafter
Amortization Expense	$2,268	$2,358	$6,682	$7,212	$2,911	$9,857	$9,638	$9,043	$6,299	$13,502
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
Other General (Income) Expense:
Other General (Income) Expense for the three and nine months ended March 31, 2022, includes a gain of $4.5 million related to the sale of a warehouse.

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
Components of the Non-operating income, net line, were:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2023	2022	2023	2022
Gain (Loss) on SERP Investments	$613	$(887)	$773	$(300)
Other	12	17	32	(47)
Non-operating income, net	$625	$(870)	$805	$(347)
Note 3. Restructuring
We recognized pre-tax restructuring expense of $0.8 million and $2.8 million in the three and nine months ended March 31, 2023, and recognized $1.7 million and $4.2 million for the three and nine months ended March 31, 2022.
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

This phase of the transformation restructuring plan is expected to generate annualized pre-tax savings of approximately $20.0 million when it is fully implemented. We currently estimate this phase of the transformation restructuring plan will incur total pre-tax restructuring charges of approximately $22.7 million, with approximately $0.5 million expected to be recorded in remainder of fiscal year 2023. The restructuring charges are expected to consist of approximately $7.8 million for severance and other employee-related costs, approximately $5.8 million for facility costs, and approximately $9.1 million for lease and other asset impairment. Approximately 60% of the total cost estimate is expected to be cash expense.
A summary of the charges recorded in connection with the second phase of the transformation restructuring plan is as follows:

	Three Months Ended		Nine Months Ended		Charges Incurred to Date
	March 31		March 31
(Amounts in Thousands)	2023	2022	2023	2022
Cash-related restructuring charges:
Severance and other employee related costs	$183	$539	$657	$772	$7,492
Facility exit costs and other cash charges	295	1,006	1,591	1,896	5,539
Total cash-related restructuring charges	$478	$1,545	$2,248	$2,668	$13,031
Non-cash charges:
Impairment of assets and accelerated depreciation	315	185	594	1,527	9,125
Total charges	$793	$1,730	$2,842	$4,195	$22,156
A summary of the current period activity in accrued restructuring related to the second phase of the transformation restructuring plan is as follows:

(Amounts in Thousands)	Severance and other employee related costs
Balance at June 30, 2022	$974
Additions charged to expense	634
Cash payments charged against reserve	(1,561)
Non-cash adjustments	(47)
Balance at March 31, 2023	$—
Note 4. Revenue
Disaggregation of Revenue
The following table provides information about revenue by operating segment:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Millions)	2023	2022	2023	2022
Workplace & Health	$124.3	$129.1	$408.3	$366.4
Hospitality	28.9	34.5	76.3	76.4
eBusiness	12.9	17.3	42.3	46.1
Total Net Sales	$166.1	$180.9	$526.9	$488.9
For the three and nine months ended March 31, 2022, the Workplace and Health categories have been combined based on our reassessment of disaggregation of revenue based on our current method of evaluating our business.

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
We also receive deposits from certain customers before revenue is recognized, resulting in the recognition of a contract liability reported as Customer Deposits in the Condensed Consolidated Balance Sheets. Customer deposits are typically utilized within a year of the receipt of the deposit. The amount of revenue recognized during the nine months ended March 31, 2023 that was included in the June 30, 2022 customer deposit balance was $28.8 million.
Note 5. Leases
Our operating lease portfolio is primarily comprised of showrooms, which expire at various dates through fiscal year 2033. We have no financing leases. Certain operating lease agreements include rental payments adjusted periodically for inflationary indices. Additionally, some leases include options to renew or terminate the leases which can be exercised at our discretion. Lease terms include the noncancellable portion of the underlying leases along with any reasonably certain lease periods associated with available renewal periods.
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
The components of our lease expenses are as follows:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Millions)	2023	2022	2023	2022
Operating lease expense	$1.4	$1.2	$3.9	$3.6
Variable lease expense	1.7	1.1	5.4	2.8
Total lease expense	$3.1	$2.3	$9.3	$6.4
Right-of-use assets for operating leases are tested for impairment in the same manner as long-lived assets used in operations as explained in Note 12 - Fair Value of Notes to Condensed Consolidated Financial Statements. During the first nine months of fiscal year 2023 we had $0.3 million of right-of-use asset and associated leasehold improvement impairments, and for the first nine months of fiscal year 2022 we recorded $0.7 million of right-of-use asset and associated leasehold improvement impairments. The impairment charges are included in the Restructuring Expense line item on our Condensed Consolidated Statements of Operations.

Supplemental cash flow and other information related to leases are as follows:

	Nine Months Ended
	March 31
(Amounts in Millions)	2023	2022
Cash flow information:
Operating lease payments impacting lease liability	$4.7	$5.8
Non-cash impact of obtaining new right-of-use assets	$8.3	$6.3

	As of
	March 31
	2023	2022
Other information:
Weighted-average remaining term (in years)	5.7	4.8
Weighted-average discount rate	5.2%	4.4%
The following table summarizes the future minimum lease payments as of March 31, 2023:

Fiscal Year Ended
(Amounts in Millions)	June 30 (1)
2023	$1.5
2024	6.2
2025	4.8
2026	3.6
2027	2.9
Thereafter	6.8
Total lease payments	$25.8
Less interest	3.7
Present value of lease liabilities	$22.1
(1) Lease payments include options to extend lease terms that are reasonably certain of being exercised. The payments exclude legally binding minimum lease payments for leases signed but not yet commenced. At March 31,2023, we have an additional operating lease that has not yet commenced for which we will record both right-of-use assets and lease liabilities of $3.9 million. The lease is expected to commence in our fourth quarter of fiscal year 2023 with a lease term of approximately 12 years.
During the third quarter of fiscal year 2023, we subleased a formerly used showroom which through fiscal year 2026 will generate total sublease income of $1.6 million.

Note 6. Earnings Per Share
Basic earnings per share are based on the weighted average number of shares outstanding during the period. Diluted earnings per share are based on the weighted average number of shares outstanding plus the assumed issuance of common shares for all potentially dilutive securities.

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands, Except for Per Share Data)	2023	2022	2023	2022
Net Income (Loss)	$5,691	$6,295	$(23,816)	$(20,068)

Average Shares Outstanding for Basic EPS Calculation	36,404	36,795	36,566	36,788
Dilutive Effect of Average Outstanding Compensation Awards	508	266	—	—
Average Shares Outstanding for Diluted EPS Calculation	36,912	37,061	36,566	36,788

Basic Earnings (Loss) Per Share	$0.16	$0.17	$(0.65)	$(0.55)
Diluted Earnings (Loss) Per Share	$0.15	$0.17	$(0.65)	$(0.55)
All stock compensation awards were antidilutive as a result of the net losses for the year-to-date periods ended March 31, 2023 and March 31, 2022. For the year-to-date period ended March 31, 2023, 851,000 average restricted stock units, 130,000 average relative total shareholder return awards, and 117,000 average performance unit awards were excluded from the dilutive calculation. For the year-to-date period ended March 31, 2022, 753,000 average restricted stock units and 173,000 average relative total shareholder return awards were excluded from the dilutive calculation.
Note 7. Income Taxes
In determining the quarterly provision for income taxes we use an estimated annual effective tax rate which is based on expected annual income, statutory tax rates, and available tax planning opportunities in the various jurisdictions in which we operate. Unusual or infrequently occurring items are separately recognized in the quarter in which they occur. Our effective tax rates for the three and nine months ended March 31, 2023 were negative tax rates of (32.3%) and (42.3%), respectively, which were lower than the 25.7% combined federal and state statutory tax rate primarily due to the book versus tax treatment of nondeductible goodwill impairment (67.1% negative year-to-date impact), earn-out valuation adjustments (5.9% positive year-to-date impact), and non-deductible merger costs (7.0% negative year-to-date impact). Our effective tax rates for the three and nine months ended March 31, 2022 were negative tax rates of (9.3%) and (3.3%), respectively, which were also lower than the 25.7% combined federal and state statutory tax rate primarily due to the book versus tax treatment of nondeductible goodwill impairment (61.3% negative year-to-date impact) and earn-out valuation adjustments (28.3% positive year-to-date impact).

Note 8. Inventories
Inventory components were as follows:

(Amounts in Thousands)	March 31, 2023	June 30, 2022
Finished products	$63,272	$66,890
Work-in-process	1,562	1,974
Raw materials	47,887	52,878
Total FIFO inventory	112,721	121,742
LIFO reserve	(23,088)	(23,773)
Total inventory	$89,633	$97,969
For interim reporting, LIFO inventories are computed based on quantities as of the end of the quarter and interim changes in price levels. Changes in quantities and price levels are reflected in the interim financial statements in the period in which they occur, except in cases where LIFO inventory liquidations are expected to be reinstated by fiscal year end. LIFO impact including the effect of changes in quantities, price levels, and inventory liquidations during the three and nine-month periods ended March 31, 2023 were income of $0.4 million and $0.7 million, respectively and during the three and nine-month periods ended March 31, 2022 were expense of $1.6 million and $5.3 million, respectively. The earnings impact of LIFO inventory liquidations during the three and nine-month periods ended March 31, 2023 were income of $1.4 million and $1.6 million, respectively and during the three and nine-month periods ended March 31, 2022 were income of $1.6 million which was more than offset by LIFO expense resulting from inflation.
Note 9. Accumulated Other Comprehensive Income
During the three months ended March 31, 2023 and 2022, the changes in the balances of each component of Accumulated Other Comprehensive Income, net of tax, were as follows:

Accumulated Other Comprehensive Income
(Amounts in Thousands)	Postemployment Benefits Net Actuarial Gain (Loss)	Interest Rate Swap Gain (Loss)	Accumulated Other Comprehensive Income
Balance at December 31, 2022	$2,321	$1,956	$4,277
Other comprehensive income (loss) before reclassifications	116	(108)	8
Reclassification to (earnings) loss	(119)	(283)	(402)
Net current-period other comprehensive income (loss)	(3)	(391)	(394)
Balance at March 31, 2023	$2,318	$1,565	$3,883

Balance at December 31, 2021	$2,197	$174	$2,371
Other comprehensive income (loss) before reclassifications	185	998	1,183
Reclassification to (earnings) loss	(95)	46	(49)
Net current-period other comprehensive income (loss)	90	1,044	1,134
Balance at March 31, 2022	$2,287	$1,218	$3,505

During the nine months ended March 31, 2023 and 2022, the changes in the balances of each component of Accumulated Other Comprehensive Income, net of tax, were as follows:
Accumulated Other Comprehensive Income
(Amounts in Thousands)	Postemployment Benefits Net Actuarial Gain (Loss)	Interest Rate Swap Gain (Loss)	Accumulated Other Comprehensive Income
Balance at June 30, 2022	$2,291	$1,475	$3,766
Other comprehensive income (loss) before reclassifications	393	683	1,076
Reclassification to (earnings) loss	(366)	(593)	(959)
Net current-period other comprehensive income (loss)	27	90	117
Balance at March 31, 2023	$2,318	$1,565	$3,883

Balance at June 30, 2021	$1,980	$—	$1,980
Other comprehensive income (loss) before reclassifications	603	1,073	1,676
Reclassification to (earnings) loss	(296)	145	(151)
Net current-period other comprehensive income (loss)	307	1,218	1,525
Balance at March 31, 2022	$2,287	$1,218	$3,505

The following reclassifications were made from Accumulated Other Comprehensive Income to the Condensed Consolidated Statements of Operations:

Reclassifications from Accumulated Other Comprehensive Income	Three Months Ended		Nine Months Ended		Affected Line Item in the Condensed Consolidated Statements of Operations
	March 31		March 31
(Amounts in Thousands)	2023	2022	2023	2022
Postemployment Benefits Amortization of Actuarial Gain	$161	$129	$493	$399	Non-operating income (expense), net
	(42)	(34)	(127)	(103)	Benefit (Provision) for Income Taxes
	$119	$95	$366	$296	Net Income (Loss)

Interest Rate Swap Gain (Loss)	$381	$(62)	$798	$(195)	Interest expense
	(98)	16	(205)	50	Benefit (Provision) for Income Taxes
	$283	$(46)	$593	$(145)	Net Income (Loss)

Total Reclassifications for the Period	$402	$49	$959	$151	Net Income (Loss)
Amounts in parentheses indicate reductions to income.

Note 10. Long-Term Debt and Revolving Credit Facility
Short-term borrowings and long-term debt consisted of the following obligations:

(Amounts in Thousands)	March 31, 2023	June 30, 2022
Long-term debt under revolving credit facility due December 2025; 6.33% variable interest rate at March 31, 2023	$50,000	$68,000
Other debt matured August 2022; 9.25% fixed interest rate	—	79
Total Debt	$50,000	$68,079
As of March 31, 2023 we had a $125.0 million revolving credit facility with a maturity date of December 2025 that allowed for both issuances of letters of credit and cash borrowings. We also have an option to request an increase of the amount available for borrowing to $200.0 million, subject to participating banks’ consent. The revolving loans under the Credit Agreement could consist of, at our election, advances in U.S. dollars or advances in any other currency that was agreed to by the lenders. The proceeds of the loans are to be used for general corporate purposes including acquisitions. A portion of the revolving credit facility, not to exceed $10.0 million of the principal amount, was available for the issuance of letters of credit. At March 31, 2023, we had $1.8 million in letters of credit outstanding, which reduced our borrowing capacity on the revolving credit facility. Total availability to borrow under the revolving credit facility was $73.2 million at March 31, 2023. The commitment fee on the unused portion of principal amount of the revolving credit facility is payable at a rate that ranges from 20 to 30 basis points per annum as determined by our ratio of consolidated total indebtedness to adjusted consolidated EBITDA.
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
We were in compliance with all debt covenants of the revolving credit facility during the nine-month period ended March 31, 2023.
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
Note 11. Commitments and Contingent Liabilities
Guarantees:
Standby letters of credit were issued to lessors and insurance institutions and can only be drawn upon in the event of our failure to pay our obligations to a beneficiary. As of March 31, 2023, we had a maximum financial exposure from unused standby letters of credit totaling $1.8 million.
We are not aware of circumstances that would require us to perform under these arrangements and believe that the resolution of any claims that might arise in the future, either individually or in the aggregate, would not materially affect our Condensed Consolidated Financial Statements. Accordingly, no liability has been recorded as of March 31, 2023 with respect to the standby letters of credit. We also enter into commercial letters of credit to facilitate payments to vendors and from customers.
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

Changes in the product warranty accrual for the nine months ended March 31, 2023 and 2022 were as follows:

	Nine Months Ended
	March 31
(Amounts in Thousands)	2023	2022
Product Warranty Liability at the beginning of the period	$2,530	$2,861
Additions to warranty accrual (including changes in estimates)	4,284	882
Settlements made (in cash or in kind)	(3,186)	(1,510)
Product Warranty Liability at the end of the period	$3,628	$2,233
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
Our policy is to recognize transfers between these levels as of the end of each quarterly reporting period. There were no transfers between these levels during the nine months ended March 31, 2023 and 2022.
There were no changes in the inputs or valuation techniques used to measure fair values compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.
In connection with the acquisition of Poppin, we entered into an earn-out arrangement with remaining contingent payments up to $45.0 million based on revenue and profitability milestones achieved through June 30, 2024. We do not currently expect to have any earn-out payments under this arrangement, therefore our contingent earn-out liability as of March 31, 2023 was zero. As of June 30, 2022 the fair value of the contingent earn-out liability was $3.2 million. The liability is carried at fair value and is classified in Level 3 of the fair value hierarchy and is included in Other long-term liabilities line on our Condensed Consolidated Balance Sheet. During the three and nine months ended March 31, 2023, the recurring revaluation to fair value resulted in a gain of $0.0 million and $3.2 million, respectively. During the three and nine months ended March 31, 2022, the recurring revaluation to fair value resulted in a loss of $2.2 million and a gain of $15.8 million, respectively.

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
Recurring Fair Value Measurements:
As of March 31, 2023 and June 30, 2022, the fair values of financial assets that are measured at fair value on a recurring basis using the market or income approach are categorized as follows:

	March 31, 2023
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$15,846	$—	$—	$15,846
Derivatives: Interest rate swap contract	—	2,108	—	2,108
Trading Securities: Mutual funds in nonqualified SERP	10,848	—	—	10,848
Derivatives: Stock warrants	—	—	1,500	1,500
Total assets at fair value	$26,694	$2,108	$1,500	$30,302

	June 30, 2022
(Amounts in Thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents: Money market funds	$5,508	$—	$—	$5,508
Derivatives: Interest rate swap contract	—	1,986	—	1,986
Trading Securities: Mutual funds in nonqualified SERP	10,517	—	—	10,517
Derivatives: Stock warrants	—	—	1,500	1,500
Total assets at fair value	$16,025	$1,986	$1,500	$19,511
Liabilities
Contingent earn-out liability	—	—	3,160	3,160
Total liabilities at fair value	$—	$—	$3,160	$3,160

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

During the year-to-date periods of fiscal year 2023 and 2022, we recorded $0.3 million and $0.7 million, respectively, of right-of-use asset and associated leasehold improvement impairment resulting from our transformation restructuring plan. The impairment loss is included as a component of the Restructuring Expense line item on our Condensed Consolidated Statements of Operations. The asset groups used to calculate impairment included the right-of-use lease assets, leasehold improvements, and lease liabilities.
During the year-to-date periods of fiscal years 2023 and 2022, we recorded $36.7 million and $34.1 million, respectively, of goodwill impairment related to our Poppin business. No goodwill remains on the Poppin reporting unit.
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
Note 13. Investments
Supplemental Employee Retirement Plan Investments:
We maintain a self-directed supplemental employee retirement plan (“SERP”) in which executive employees are eligible to participate. The SERP utilizes a rabbi trust, and therefore assets in the SERP portfolio are subject to creditor claims in the event of bankruptcy. We recognize SERP investment assets on the Condensed Consolidated Balance Sheets at current fair value. A SERP liability of the same amount is recorded on the Condensed Consolidated Balance Sheets representing an obligation to distribute SERP funds to participants. The SERP investment assets are classified as trading, and accordingly, realized and unrealized gains and losses are recognized in the Other Income (Expense) section of the Condensed Consolidated Statements of Operations. Adjustments made to revalue the SERP liability are also recognized in income or expense as selling and administrative expenses and offset valuation adjustments on SERP investment assets. Net unrealized holding gains (losses) for the nine months ended March 31, 2023 and 2022 were, in millions, $0.4 and $(1.3), respectively.

SERP asset and liability balances were as follows:

(Amounts in Thousands)	March 31, 2023	June 30, 2022
SERP investments - current asset	$3,244	$3,284
SERP investments - other long-term asset	7,604	7,233
Total SERP investments	$10,848	$10,517

SERP obligation - current liability	$3,244	$3,284
SERP obligation - other long-term liability	7,604	7,233
Total SERP obligation	$10,848	$10,517
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
Note 14. Derivative Instruments
Interest Rate Swap:
We are subject to interest rate risk related to the revolving credit facility and we historically have entered into interest rate swap agreements to manage this exposure. During the third quarter of fiscal year 2023, we modified our interest rate swap agreement from a LIBOR benchmark interest rate to a SOFR benchmark interest rate to align with the rate in our Third Amendment to Amended and Restated Credit Agreement that we entered into during December 2022. The interest rate swap agreements are designated as cash flow hedges that qualify for hedge accounting under the hypothetical derivative method. Fair value adjustments are recorded as a component of Accumulated Other Comprehensive Income (“AOCI”), net of tax in the Condensed Consolidated Balance Sheets. Balances in AOCI are reclassified into earnings when transactions related to the underlying risk are settled. As of March 31, 2023 we held an interest rate swap with a notional value totaling $40.0 million and a weighted average SOFR fixed rate of 0.901%.
At March 31, 2023, our interest rate swap was recorded at fair value in current assets and non-current assets at $1.4 million and $0.7 million, respectively. At June 30, 2022, our interest rate swap was recorded in current assets and non-current assets at $0.9 million and $1.1 million, respectively.
The pre-tax balance of interest rate swap gains in AOCI as of March 31, 2023 was $2.1 million. See Note 9 - Accumulated Other Comprehensive Income of Notes to Condensed Consolidated Financial Statements for information regarding activity recorded as a component of AOCI during the three and nine months ended March 31, 2023. As of March 31, 2023, we have $1.4 million of interest rate swap gains recorded in AOCI which are expected to be reclassified into earnings within the next twelve months.

Stock Warrants:
We hold a total investment of $2.0 million in a privately-held company, including $1.5 million in stock warrants. The investment in stock warrants is accounted for as a derivative instrument and is included in the Other Assets line of the Condensed Consolidated Balance Sheets. The stock warrants are convertible into equity shares of the privately-held company upon achieving certain milestones. The value of the stock warrants will fluctuate primarily in relation to the value of the privately-held company's underlying securities, either providing an appreciation in value or potentially expiring with no value. During the quarter ended March 31, 2023, the change in fair value of the stock warrants was not significant. See Note 12 - Fair Value of Notes to Condensed Consolidated Financial Statements for more information on the valuation of these securities.
Note 15. Stock Compensation
Stock-based compensation expense during the quarter and year-to-date periods ended March 31, 2023, was $1.2 million and $3.7 million, respectively, and during the quarter and year-to-date periods ended March 31, 2022, was $1.1 million and $3.7 million, respectively. The total income tax benefit for stock compensation arrangements during the quarter and year-to-date periods ended

March 31, 2023, was $0.3 million and $0.8 million, respectively, and during the quarter and year-to-date periods ended March 31, 2022, was $0.3 million and $0.9 million, respectively.
During fiscal year 2023, the following stock compensation was awarded to officers and other key employees and to members of the Board of Directors who are not employees. All awards were granted under the 2017 Stock Incentive Plan. For more information on stock compensation awards, refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Type of Award	Quarter Awarded	Targeted Shares or Units	Grant Date Fair Value (4)
Performance Units (1)	1st Quarter	152,034	$7.33
Performance Units (1)	2nd Quarter	6,160	$6.52
Restricted Stock Units (2)	1st Quarter	379,087	$7.83
Restricted Stock Units (2)	2nd Quarter	10,415	$6.59	-	$7.39
Unrestricted Shares (3)	1st Quarter	21,318	$7.77
Unrestricted Shares (3)	2nd Quarter	17,940	$7.41
Unrestricted Shares (3)	3rd Quarter	17,238	$7.56
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
Note 16. Planned Merger
On March 7, 2023, Kimball entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Kimball, HNI Corporation, an Iowa corporation (“HNI”), and Ozark Merger Sub, Inc., an Indiana corporation and a wholly-owned subsidiary of HNI (“Merger Sub”). The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, (a) Merger Sub will be merged with and into Kimball (the “Merger”), with Kimball surviving the Merger as a wholly-owned subsidiary of HNI, and (b) at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.05 per share, of Kimball (“Kimball Common Stock”) outstanding immediately prior to the Effective Time, other than shares exercising dissenters’ rights, shares held by Kimball as treasury stock, shares held by HNI or any subsidiary of Kimball or HNI, and restricted stock units with respect to shares of Kimball Common Stock, will be converted into the right to receive (i) $9.00 in cash (the “Cash Consideration”) and (ii) 0.1301 shares of common stock of HNI, par value $1.00 per share (“HNI Common Stock”) (together with the Cash Consideration, the “Merger Consideration”).\

The Merger Agreement provides that outstanding Kimball equity awards will be treated as follows at the effective time of the Merger: (a) each outstanding award of Kimball restricted stock units that is not subject to performance vesting conditions will cease to represent an award with respect to Kimball Common Stock and thereafter constitute a restricted stock unit award, on the same terms and conditions (including vesting and forfeiture, but subject to accelerated vesting upon termination of employment without cause), with respect to a number of shares of HNI Common Stock, determined by multiplying (i) each share of Kimball Common Stock subject to such Kimball restricted stock unit award by (ii) the sum of (A) 0.1301 (the “Exchange Ratio”) and (B) the quotient of the sum of the Cash Consideration plus the dividend equivalents accrued thereon, divided by the volume weighted average price per share of HNI Common Stock on the New York Stock Exchange for the ten consecutive trading days ending the two trading days prior to the closing of the Merger as reported by Bloomberg, L.P. (such price, the “Parent Share Price”); and (b) with respect to each outstanding award of Kimball restricted stock units subject to performance-based vesting, (i) if such vesting is based on relative total shareholder return, the award will vest at a pro rata portion of the target amount based on the portion of the performance cycle then completed, and (ii) if such vesting is based on earnings per share, the award will vest at the target amount, and, in each such case of performance-based vesting restricted stock units, the full award will automatically be cancelled and converted into the right to receive from HNI (shortly following the effective time of the Merger), in respect of each share of Kimball Common Stock subject to the vested portion of such cancelled award, an amount of cash (without any interest thereon and subject to applicable withholding taxes), equal to the sum of (i) the Cash Consideration, plus (ii) the Parent Share Price multiplied by the Exchange Ratio. However, if the Effective Time occurs prior to June 30, 2023, the tranche of each award of Kimball restricted stock units that is not subject to performance vesting conditions and that is scheduled to vest on June 30, 2023 will, at the Effective Time, vest and be cancelled and converted into the right to receive from HNI (shortly following the Effective Time), in respect of each share of Kimball Common Stock subject to such vesting tranche, an amount of cash (without any interest thereon and subject to applicable withholding taxes) equal to the sum of (A) the Cash Consideration plus the dividend equivalents that have accrued thereon, and (B) the Parent Share Price multiplied by the Exchange Ratio.

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
Management currently considers the following events, trends, and uncertainties to be most important to understanding our financial condition and operating performance:
•On March 8, 2023 we jointly announced the acquisition of Kimball International, Inc. by HNI Corporation. The transaction is expected to close by mid-calendar year 2023, subject to the approval of Company shareholders and the satisfaction of other customary closing conditions.
•Operating Environment - While we are mindful of the challenging macroeconomic environment and heightened recessionary risks, through our focused set of strategic choices we are successfully delivering in-demand products and solutions to end markets and geographies with higher growth, resiliency and favorable return-to-office dynamics.
•Goodwill Impairment - During our second quarter ended December 31, 2022, we recorded goodwill impairment of $36.7 million as the carrying value of Poppin exceeded its fair value as of the October 31, 2022 testing date. No goodwill remains on the Poppin goodwill reporting unit.
•Transformation Restructuring Plan - Current year actions under our transformation restructuring plan are focused on activities such as the streamlining of manufacturing facilities, the consolidation of showrooms, and the closure of our manufacturing facility in Tijuana, Mexico which was completed during the first quarter of fiscal year 2023. This phase of the transformation restructuring plan began in the first quarter of our fiscal year 2021, and we expect a substantial majority of the restructuring actions to be completed by the end of fiscal year 2023. In addition to the savings already generated from the first phase of the transformation restructuring plan, the efforts of this second phase of the transformation restructuring plan are expected to generate annualized pre-tax savings of approximately $20.0 million when it is fully implemented. See Note 3 - Restructuring of Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
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
•We continue to maintain a strong balance sheet. Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our revolving credit facility, was $92.0 million at March 31, 2023.

Financial Overview

	At or for the Three Months Ended			For the Nine Months Ended
	March 31			March 31
(Amounts in Millions, Except for Per Share Data)	2023	2022	% Change	2023	2022	% Change
Net Sales	$166.1	$180.9	(8%)	$526.9	$488.9	8%
Gross Profit	62.5	55.1	13%	188.2	150.7	25%
Gross Profit %	37.6%	30.5%		35.7%	30.8%
Selling and Administrative Expenses	57.5	48.8	18%	167.7	150.9	11%
Other General (Income) Expense	—	(4.5)		—	(4.5)
Contingent Earn-out (Gain) Loss	—	2.2		(3.2)	(15.8)
Restructuring Expense	0.8	1.7		2.8	4.2
Goodwill Impairment	—	—		36.7	34.1
Operating Income (Loss)	4.2	7.0	(40%)	(15.8)	(18.2)	13%
Operating Income (Loss) %	2.5%	3.9%		(3.0%)	(3.7%)
Adjusted Operating Income (Loss) *	$10.9	$7.1	54%	$29.7	$7.3	306%
Adjusted Operating Income (Loss) % *	6.6%	3.9%		5.6%	1.5%
Net Income (Loss)	$5.7	$6.3	(10%)	$(23.8)	$(20.1)	(19%)
Net Income (Loss) as a Percentage of Net Sales	3.4%	3.5%		(4.5%)	(4.1%)
Adjusted Net Income (Loss) *	11.2	7.6	48%	$19.0	$3.8	395%
Diluted Earnings (Loss) Per Share	$0.15	$0.17	(12%)	$(0.65)	$(0.55)	(18%)
Adjusted Diluted Earnings (Loss) Per Share*	$0.30	$0.21	43%	$0.52	$0.11	373%
Return on Invested Capital **	28.6%	14.1%		25.1%	5.2%
Adjusted EBITDA *	$15.4	$11.5	34%	$43.0	$20.5	110%
Adjusted EBITDA % *	9.3%	6.4%		8.2%	4.2%
Order Backlog **	$134.5	$178.5	(25%)
* Items indicated represent Non-GAAP (Generally Accepted Accounting Principles) measurements.
** Items indicated represent Key Performance Indicators.
See the “Non-GAAP Financial Measures and Other Key Performance Indicators” section below.

Net Sales by End Market
	Three Months Ended			Nine Months Ended
	March 31			March 31
(Amounts in Millions)	2023	2022	% Change	2023	2022	% Change
Workplace	$112.0	$119.8	(7%)	$368.3	$336.3	10%
Health	25.2	26.6	(5%)	82.3	76.2	8%
Hospitality	28.9	34.5	(16%)	76.3	76.4	—%
Total Net Sales	$166.1	$180.9	(8%)	$526.9	$488.9	8%
Our Workplace end market includes sales to the commercial, financial, government, and education vertical markets and eBusiness. The revenue of Poppin is included in eBusiness.
Third quarter fiscal year 2023 consolidated net sales decreased $14.8 million, or (8%) compared to third quarter fiscal year 2022 net sales driven by lower volume in all our markets which were partially offset by increased pricing of workplace and healthcare products. Consolidated net sales for the year-to-date period of fiscal year 2023 increased 8% compared to the same year-to-date period in fiscal year 2022 driven by increased pricing of workplace and health products. Each of our end market sales levels can fluctuate depending on overall demand and mix of projects in a given period.
Order backlog at March 31, 2023 decreased $44.0 million, or 25%, when compared to the backlog level as of March 31, 2022 driven by softening demand which drove declines in workplace and health order rates in the quarter ended March 31, 2023. In addition, our manufacturing lead times have improved from the elevated levels experienced in the prior year which allowed us to fulfill orders quicker thus also reducing our backlog. Backlog at a point in time may not be indicative of future sales trends.
Gross profit as a percent of net sales increased 710 basis points to 37.6% for the third quarter of fiscal year 2023 from 30.5% for the third quarter of fiscal year 2022. The increased third quarter gross profit as a percent of net sales was driven by price increases, the impact of LIFO accounting which generated income during the current year compared to expense in the prior year, and savings realized from our operational excellence initiatives. Gross profit as a percent of net sales increased 490 basis points to 35.7% for the year-to-date period of fiscal year 2023 from 30.8% for the year-to-date period of fiscal year 2022. The increased year to date gross profit as a percent of net sales was driven by price increases, the impact of LIFO accounting which generated income during the current year compared to expense in the prior year, and savings realized from our operational excellence initiatives which more than offset inflationary pressure on materials, increased freight costs, and other manufacturing expense increases. The prior year-to-date gross profit also included the costs associated with the one-time COVID vaccine incentive which did not repeat in the current year.
Selling and administrative (“S&A”) expenses in the third quarter of fiscal year 2023 compared to the third quarter of fiscal year 2022 increased $8.7 million and increased 770 basis points as a percent of net sales. S&A expenses in the year-to-date period of fiscal year 2023 compared to the year-to-date period of fiscal year 2022 increased $16.8 million and increased 110 basis points as a percent of net sales. Increased S&A expenses in the third quarter and year-to-date period were driven by HNI merger costs of $3.9 million and increased incentive compensation costs, which were partially offset by lower healthcare expenses. In addition, our S&A expenses in the year-to-date period of fiscal year 2023 included increased salary expense driven by inflation, increased advertising and marketing expense, and higher warranty expense.
During the third quarter and year-to-date period of fiscal year 2022 we recorded S&A expenses related to the normal revaluation to fair value of our Supplemental Employee Retirement Plan (“SERP”) liability while we recorded income related to SERP in the prior year periods. The impact from the change in the SERP liability that was recognized in S&A expenses was offset with the change in fair value of the SERP investments which was recorded in Other Income (Expense), and thus there was no effect on net income.
We recognized pre-tax restructuring expense of $0.8 million and $2.8 million for the three and nine months ended March 31, 2023 and $1.7 million and $4.2 million for the three and nine months ended March 31, 2022. See Note 3 - Restructuring of Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information.
In connection with our annual goodwill impairment test, we assessed goodwill at the reporting unit level for impairment during our second quarter ended December 31, 2022 and based on our analysis determined our Poppin reporting unit had carrying value in excess of the calculated fair value. The decline in the fair value of the reporting unit was driven by revised sales and profitability forecasts primarily attributable to changes in demand due to uncertainty in the macroeconomic environment. As a result, we recorded a pre-tax, non-cash charge to reduce the carrying value of goodwill by $36.7 million during the second quarter of fiscal year 2023. During the second quarter ended December 31, 2021, we also recorded a pre-tax, non-cash charge to reduce the carrying value of goodwill by $34.1 million primarily attributable to changes in demand due to the ongoing COVID-19 pandemic and supply chain constraints. We recorded non-cash pre-tax contingent earn-out benefit during the year-to-date periods of fiscal year 2023 and 2022 of $3.2 million and $15.8 million, respectively, which partially offset the goodwill impairment, as there is a lower likelihood of Poppin achieving targeted milestones during the earn-out period.
Other General (Income) Expense consisted of a $4.5 million gain on the sale of a warehouse during the third quarter of fiscal year 2022.

Other Income (Expense) consisted of the following:

	Three Months Ended		Nine Months Ended
	March 31		March 31
(Amounts in Thousands)	2023	2022	2023	2022
Interest Income	$165	$25	$354	$77
Interest Expense	(668)	(390)	(2,045)	(922)
Gain on Supplemental Employee Retirement Plan Investments	613	(887)	773	(300)
Other	12	17	32	(47)
Other Income (Expense), net	$122	$(1,235)	$(886)	$(1,192)
Our effective tax rate for the three and nine months ended March 31, 2023 were negative tax rates of (32.3%) and (42.3%), respectively, which were lower than the combined federal and state statutory tax rate primarily due to the book versus tax treatment of nondeductible goodwill impairment and nondeductible merger costs which were partially offset by the positive impact of earn-out valuation adjustments. Our effective tax rate for the three and nine months ended March 31, 2022 were negative tax rates of (9.3%) and (3.3%), respectively, driven by the book versus tax treatment of nondeductible goodwill impairment and earn-out valuation adjustments.
Comparing the balance sheet as of March 31, 2023 to June 30, 2022, our accounts receivable decreased due to the lower sales levels and also several larger projects were finalized and the payment was received. Our prepaid expenses decline was driven by receipt of prepaid inventory in transit. As uncertainty in the macroeconomic environment was impacting customer order patterns, we revised our Poppin sales growth expectations and during our second quarter ended December 31, 2022, recognized a goodwill impairment charge which reduced our goodwill balance. Our accounts payable balance has declined as we have decelerated inventory purchases. Our long-term debt declined as we paid down our borrowings.
Liquidity and Capital Resources
Our total cash and cash equivalents was $18.8 million at March 31, 2023 and $10.9 million at June 30, 2022. Our total debt was $50.0 million at March 31, 2023 and $68.1 million at June 30, 2022. During the first nine months of fiscal year 2023, cash flows provided by operations of $56.0 million more than offset capital expenditures including capitalized software of $17.1 million, the return of capital to shareholders in the form of dividends which totaled $9.9 million and stock repurchases which totaled $3.9 million.
Working capital at March 31, 2023 and June 30, 2022 was $50.8 million and $67.7 million, respectively. The current ratio was 1.4 at both March 31, 2023 and June 30, 2022.
Our short-term liquidity available, represented as cash and cash equivalents plus the unused amount of our revolving credit facility, totaled $92.0 million at March 31, 2023. At March 31, 2023, we had $1.8 million in letters of credit outstanding, which reduced our borrowing capacity on the revolving credit facility. We had $50.0 million and $68.0 million of borrowings on our revolving credit facility at March 31, 2023 and June 30, 2022, respectively. Total availability to borrow under the credit facility totaled $73.2 million at March 31, 2023.
Cash Flows
The following table reflects the major categories of cash flows for the first nine months of fiscal years 2023 and 2022.

	Nine Months Ended
	March 31
(Amounts in Thousands)	2023	2022
Net cash provided by (used for) operating activities	$55,966	$(6,602)
Net cash used for investing activities	$(16,599)	$(10,346)
Net cash (used for) provided by financing activities	$(32,105)	$5,008
Cash Flows from Operating Activities
For the first nine months of fiscal year 2023 net cash provided by operating activities was $56.0 million inclusive of net loss of $23.8 million which included goodwill impairment of $36.7 million. In the first nine months of fiscal year 2022 net cash used for operating activities was $6.6 million inclusive of a net loss of $20.1 million which included $34.1 million of goodwill impairment and $15.8 million of contingent earn-out liability gains. Changes in working capital balances provided $26.9 million of cash in the first nine months of fiscal year 2023 and used $21.2 million of cash in the first nine months of fiscal year 2022.
The $26.9 million of cash provided by changes in working capital balances in the first nine months of fiscal year 2023 was driven by a $29.7 million decrease in receivables as several larger projects were finalized and the payment was received coupled with a decline in sales, and a $14.4 million decrease in prepaid expenses and other current assets as prepaid in-transit inventory was received which were partially offset by a $21.2 million decline in our accounts payable as we decelerated inventory purchases.
The $21.2 million of cash used by changes in working capital balances in the first nine months of fiscal year 2022 was driven by a $29.3 million increase in inventory and a $12.8 million increase in receivables which were partially offset by a $27.6 million increase in accounts payable. The inventory, receivables, and accounts payable increases were due to the increased net sales and associated increase in material purchases and production to fulfill our order backlog and to cushion against supply chain disruptions.
Our measure of accounts receivable performance, also referred to as Days Sales Outstanding (“DSO”), for the nine-month periods ended March 31, 2023 and March 31, 2022 were 31 and 32 days, respectively. We define DSO as the average of monthly accounts and notes receivable divided by an average day’s net sales. Our Production Days Supply on Hand (“PDSOH”) of inventory measure for the nine-month periods ended March 31, 2023 and March 31, 2022 were 99 and 72 days, respectively. The increase in PDSOH was driven by increases in average inventory levels outpacing the sales ramp up with the majority of the inventory increase related to made-to-stock inventory in our eBusiness segment. We define PDSOH as the average of the monthly net inventory divided by an average day’s cost of sales.
Cash Flows from Investing Activities
During the first nine months of fiscal years 2023 and 2022, our capital investments totaled $17.1 million and $15.8 million, respectively. The current and prior year capital investments include manufacturing equipment upgrades to increase automation in production facilities, the construction of a warehouse, software upgrades, and facility improvements.
Cash Flows from Financing Activities
During the nine months ended March 31, 2023, we had proceeds from borrowings on our revolving credit facility of $106.0 million and during the same period we repaid $124.0 million on our revolving credit facility. During the nine months ended March 31, 2022 we had proceeds from borrowings on our credit facility of $45.0 million and repaid $27.0 million on our revolving credit facility. We paid dividends of $9.9 million in both the nine-month periods ended March 31, 2023 and March 31, 2022. Consistent with our historical dividend policy, our Board of Directors evaluates the appropriate dividend payment on a quarterly basis. We repurchased shares pursuant to a previously announced stock repurchase program, which drove cash outflow of $3.9 million and $2.4 million in the year-to-date periods of fiscal year 2023 and 2022, respectively. Future debt payments may be paid out of cash flows from operations or from future refinancing of our debt.
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
As of March 31, 2023 we had a $125.0 million revolving credit facility with a maturity date of December 2025 that allowed for both issuances of letters of credit and cash borrowings. We also have an option to request an increase of the amount available for borrowing to $200.0 million, subject to participating banks’ consent. The loans under the Credit Agreement could consist of, at our election, advances in U.S. dollars or advances in any other currency that was agreed to by the lenders. The proceeds are to be used for general corporate purposes including acquisitions. A portion of the revolving credit facility, not to exceed $10 million of the principal amount, was available for the issuance of letters of credit. At March 31, 2023, we had $1.8 million in letters of credit outstanding, which reduced our borrowing capacity on the revolving credit facility. At March 31, 2023 and June 30, 2022, we had $50.0 million and $68.0 million, respectively, in borrowings outstanding.
The revolving credit facility requires us to comply with certain debt covenants, the most significant of which is the adjusted leverage ratio and the interest coverage ratio. The adjusted leverage ratio is defined as (a) consolidated total indebtedness minus unencumbered U.S. cash equivalents in excess of $15,000,000 provided that the maximum subtraction does not exceed

$35,000,000 to (b) adjusted consolidated EBITDA, determined as of the end of each of our fiscal quarters for the then most recently ended four fiscal quarters, to not be greater than 3.00 to 1.00. The interest coverage ratio, for any period, of (a) Consolidated EBITDA for such period to (b) cash interest expense for such period, calculated on a consolidated basis in accordance with GAAP for the trailing four quarter period then ending, to not be less than 3.00 to 1.00. We were in compliance with all debt covenants of the revolving credit facility during the nine-month period ended March 31, 2023.
The table below compares the adjusted leverage ratio and the interest coverage ratio with the limits specified in the credit agreement.

	At or For the Period Ended	Limit As Specified in
Covenant	March 31, 2023	Credit Agreement	Excess
Adjusted Leverage Ratio	0.84	≤ 3.00	2.16
Interest Coverage Ratio	22.00	≥ 3.00	19.00
Future Liquidity
We believe our principal sources of liquidity from available funds on hand, cash generated from operations, and the availability of borrowing under our revolving credit facility will be sufficient to meet our working capital and other operating needs for at least the next twelve months. Our Board of Directors declared quarterly dividends of $0.09 per share for payment during April of our fourth quarter of fiscal year 2023. Future cash dividends are subject to approval by our Board of Directors and may be adjusted as business needs or market conditions change.
During the remainder of fiscal year 2023 we expect to invest approximately $8 million in capital expenditures, particularly for projects such as machinery and equipment upgrades and automation, software, and showroom related expenses. As of March 31, 2023, there have been no material changes to our short-term and long-term contractual obligations as discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 outside the ordinary course of business. We are also assessing the potential of selling unused parcels of land.
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
Non-GAAP Financial Measures and Other Key Performance Indicators
This Management’s Discussion and Analysis (“MD&A”) contains non-GAAP financial measures. A non-GAAP financial measure is a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with U.S. GAAP in the statements of operations, statements of comprehensive income, balance sheets, statements of cash flows, or statements of shareholders’ equity of the company. The non-GAAP financial measures used within this MD&A include:
•adjusted operating income (loss), defined as operating income (loss) excluding HNI merger-related charges, restructuring expenses, goodwill impairment, a gain on sale of a warehouse, market valuation adjustments related to our SERP liability, Poppin acquisition-related amortization and inventory valuation adjustments, contingent earn-out gain or loss, and COVID vaccine incentive costs;
•adjusted operating income (loss) percentage, defined as adjusted operating income as a percentage of net sales;
•adjusted net income (loss), defined as net income (loss) excluding HNI merger-related charges, restructuring expenses, goodwill impairment, a gain on sale of a warehouse, Poppin acquisition-related amortization and inventory valuation adjustments, contingent earn-out gain or loss, and COVID vaccine incentive costs;
•adjusted diluted earnings (loss) per share, defined as diluted earnings (loss) per share excluding HNI merger-related charges, restructuring expenses, goodwill impairment, a gain on sale of a warehouse, Poppin acquisition-related amortization and inventory valuation adjustments, contingent earn-out gain or loss, and COVID vaccine incentive costs;

•adjusted EBITDA, defined as earnings before interest, statutory income tax impacts for taxable after-tax measures, depreciation, and amortization and excluding HNI merger-related charges, restructuring expenses, goodwill impairment, a gain on sale of a warehouse, Poppin acquisition-related inventory valuation adjustments, contingent earn-out gain or loss, and COVID vaccine incentive costs; and
•adjusted EBITDA percentage, defined as adjusted EBITDA as a percentage of net sales.
Reconciliations of the reported GAAP numbers to these non-GAAP financial measures are included in the tables below. Management believes it is useful for investors to understand and to be able to meaningfully trend, analyze and benchmark how our core operations performed without market value adjustments related to our SERP liability, without HNI merger-related charges, without expenses incurred in executing our transformation restructuring plan, without goodwill impairment costs, without gain on sale of a warehouse, without Poppin acquisition-related costs, and without COVID vaccine incentive costs. Many of our internal performance measures that management uses to make certain operating decisions exclude these expenses to enable meaningful trending of core operating metrics. These non-GAAP financial measures should not be viewed as an alternative to the GAAP measures and are presented as supplemental information.

Reconciliation of Non-GAAP Financial Measures and Other Key Performance Indicators
(Amounts in Thousands, Except for Per Share Data)

Adjusted Operating Income (Loss)	Three Months Ended		Nine Months Ended
	March 31		March 31
	2023	2022	2023	2022
Operating Income (Loss), as reported	$4,178	$6,996	$(15,846)	$(18,226)
Add: Pre-tax HNI Merger-related charges	3,853	—	3,853	—
Add: Pre-tax Restructuring Expense	793	1,730	2,842	4,195
Add: Pre-tax Goodwill Impairment	—	—	36,684	34,118
Add: Pre-tax Other General (Income) Expense(1)	—	(4,523)	—	(4,523)
Add: Pre-tax Expense Adjustment to SERP Liability	613	(887)	773	(300)
Add: Pre-tax Poppin Acquisition-related Amortization	1,502	1,610	4,506	4,830
Add: Pre-tax Poppin Acquisition-related Inventory Valuation Adjustment	—	48	—	253
Add: Pre-tax Contingent Earn-Out (Gain) Loss	—	2,150	(3,160)	(15,750)
Add: Pre-tax COVID Vaccine Incentive	—	—	—	2,709
Adjusted Operating Income	$10,939	$7,124	$29,652	$7,306
Net Sales	$166,184	$180,918	$526,942	$488,931
Adjusted Operating Income %	6.6%	3.9%	5.6%	1.5%

Adjusted Net Income (Loss)	Three Months Ended		Nine Months Ended
	March 31		March 31
	2023	2022	2023	2022
Net Income (Loss), as reported	$5,691	$6,295	$(23,816)	$(20,068)
Pre-tax HNI Merger-related charges	3,853	—	3,853	—
Tax on HNI Merger-related charges	—	—	—	—
Add: HNI Merger-related charges	3,853	—	3,853	—
Pre-tax Restructuring Expense	793	1,730	2,842	4,195
Tax on Restructuring Expense	(204)	(445)	(731)	(1,079)
Add: After-tax Restructuring Expense	589	1,285	2,111	3,116
Pre-tax Goodwill Impairment	—	—	36,684	34,118
Tax on Goodwill Impairment	—	—	—	—
Add: After-tax Goodwill Impairment	—	—	36,684	34,118
Pre-tax Other General (Income) Expense(1)	—	(4,523)	—	(4,523)
Tax on Other General (Income) Expense	—	1,164	—	1,164
Add: After-tax Other General (Income) Expense	—	(3,359)	—	(3,359)
Pre-tax Poppin Acquisition-related Amortization	1,502	1,610	4,506	4,830
Tax on Poppin Acquisition-related Amortization	(387)	(414)	(1,160)	(1,243)
Add: After-tax Poppin Acquisition-related Amortization	1,115	1,196	3,346	3,587
Pre-tax Poppin Acquisition-related Inventory Valuation Adjustment	—	48	—	253
Tax on Poppin Acquisition-related Inventory Valuation Adjustment	—	(12)	—	(65)
Add: After-tax Poppin Acquisition-related Inventory Adjustment	—	36	—	188
Pre-tax Contingent Earn-Out (Gain) Loss	—	2,150	(3,160)	(15,750)
Tax on Contingent Earn-Out (Gain) Loss	—	—	—	—
Add: After-tax Contingent Earn-Out (Gain) Loss	—	2,150	(3,160)	(15,750)
Pre-tax COVID Vaccine Incentive	—	—	—	2,709
Tax on COVID Vaccine Incentive	—	—	—	(697)
Add: After-tax COVID Vaccine Incentive	—	—	—	2,012
Adjusted Net Income	$11,248	$7,603	$19,018	$3,844

Adjusted Diluted Earnings (Loss) Per Share	Three Months Ended		Nine Months Ended
	March 31		March 31
	2023	2022	2023	2022
Diluted Earnings (Loss) Per Share, as reported	$0.15	$0.17	$(0.65)	$(0.55)
Add: After-tax HNI Merger-related charges	0.11	—	0.11	—
Add: After-tax Restructuring Expense	0.01	0.04	0.06	0.09
Add: After-tax Goodwill Impairment	—	—	1.00	0.93
Add: After-tax Other General (Income) Expense(1)	—	(0.09)	—	(0.09)
Add: After-tax Poppin Acquisition-related Amortization	0.03	0.03	0.09	0.10
Add: After-tax Poppin Acquisition-related Inventory Adjustment	—	—	—	0.01
Add: After-tax Contingent Earn-Out (Gain) Loss	—	0.06	(0.09)	(0.43)
Add: COVID Vaccine Incentive	—	—	—	0.05
Adjusted Diluted Earnings Per Share	$0.30	$0.21	$0.52	$0.11

Adjusted EBITDA
	Three Months Ended		Nine Months Ended
	March 31		March 31
	2023	2022	2023	2022
Net Income (Loss)	$5,691	$6,295	$(23,816)	$(20,068)
Provision for Income Taxes	(1,391)	(534)	7,084	650
Income (Loss) Before Taxes on Income	4,300	5,761	(16,732)	(19,418)
Interest Expense	668	390	2,045	922
Interest Income	(165)	(25)	(354)	(77)
Depreciation	3,720	3,635	11,160	10,820
Amortization	2,268	2,358	6,682	7,212
Pre-tax HNI Merger-related charges	3,853	—	3,853	—
Pre-tax Restructuring Expense	793	1,730	2,842	4,195
Pre-Tax Goodwill Impairment	—	—	36,684	34,118
Pre-tax Other General (Income) Expense(1)	—	(4,523)	—	(4,523)
Pre-tax Poppin Acquisition-related Inventory Valuation Adjustment	—	48	—	253
Pre-tax Contingent Earn-Out (Gain) Loss	—	2,150	(3,160)	(15,750)
Pre-tax COVID Vaccine Incentive	—	—	—	2,709
Adjusted EBITDA	$15,437	$11,524	$43,020	$20,461
Net Income (Loss) %	3.4%	3.5%	(4.5%)	(4.1%)
Adjusted EBITDA %	9.3%	6.4%	8.2%	4.2%
(1) Third quarter fiscal year 2022 Other General (Income) Expense consists of a gain realized on the sale of a warehouse totaling $4.5 million on a pre-tax basis and $3.4 million on an after-tax basis.
The order backlog metric is a key performance indicator representing firm orders placed by our customers which have not yet been fulfilled and are expected to be recognized as revenue during future quarters. The timing of shipments can vary, but generally the backlog of orders is expected to ship within a six-month period.

Return on Invested Capital is a key performance indicator calculated as: [(Earnings Before Interest, Taxes, Amortization, HNI Merger-related charges, Restructuring Expense, Goodwill Impairment, a Gain on Sale of a Warehouse, Acquisition-related Inventory Valuation Adjustments, Contingent Earn-out Gain or Loss, and COVID Vaccine Incentive costs ) multiplied by (1 minus Effective Tax Rate)] divided by (Total Shareholders’ Equity plus Net Debt). Net Debt is defined as current maturities of long-term debt plus long-term debt less cash, cash equivalents, and short-term investments.
Critical Accounting Policies
Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the Condensed Consolidated Financial Statements and related notes. Actual results could differ from these estimates and assumptions. Management continually reviews the accounting policies and financial information disclosures. A summary of the more significant accounting policies that require the use of estimates and judgments in preparing the financial statements is provided in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022. During the first nine months of fiscal year 2023, there were no material changes in the accounting policies and assumptions previously disclosed.
New Accounting Standards
See Note 2 - Recent Accounting Pronouncements and Supplemental Information of Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for information regarding New Accounting Standards.
Forward-Looking Statements
This communication contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, and Rule 3b-6 promulgated thereunder, which involve inherent risks and uncertainties. Any statements about HNI’s, Kimball’s or the combined company’s plans, objectives, expectations, strategies, beliefs, or future performance or events constitute forward-looking statements. Such statements are identified as those that include words or phrases such as “believes,” “expects,” “anticipates,” “plans,” “trend,” “objective,” “continue,” or similar expressions or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “may,” or similar expressions. Forward-looking statements involve known and unknown risks, uncertainties, assumptions, estimates, and other important factors that change over time and could cause actual results to differ materially from any results, performance, or events expressed or implied by such forward-looking statements. Such forward-looking statements include but are not limited to statements about the benefits of the business combination transaction between HNI and Kimball (the “Transaction”), including future financial and operating results, the combined company’s plans, objectives, expectations and intentions, and other statements that are not historical facts.

These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those projected. In addition to factors previously disclosed in HNI’s and Kimball’s reports filed with the U.S. Securities and Exchange Commission (the “SEC”) and those identified elsewhere in this document, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: the occurrence of any event, change, or other circumstance that could give rise to the right of one or both of the parties to terminate the definitive merger agreement between HNI and Kimball; the outcome of any legal proceedings that may be instituted against HNI or Kimball; the possibility that the Transaction does not close when expected or at all because required regulatory, shareholder, or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the Transaction); the risk that the benefits from the Transaction may not be fully realized or may take longer to realize than expected, including as a result of changes in, or problems arising from, general economic and market conditions, interest and exchange rates, monetary policy, laws and regulations and their enforcement, and the degree of competition in the geographic and business areas in which HNI and Kimball operate; the ability to promptly and effectively integrate the businesses of HNI and Kimball; the possibility that the Transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events; reputational risk and potential adverse reactions of HNI’s or Kimball’s customers, employees or other business partners, including those resulting from the announcement or completion of the Transaction; the dilution caused by HNI’s issuance of additional shares of its capital stock in connection with the Transaction; the diversion of management’s attention and time from ongoing business operations and opportunities on merger-related matters; and the impact of the global COVID-19 pandemic on HNI’s or Kimball’s businesses, the ability to complete the Transaction or any of the other foregoing risks.

These factors are not necessarily all of the factors that could cause HNI’s, Kimball’s or the combined company’s actual results, performance, or achievements to differ materially from those expressed in or implied by any of the forward-looking statements. Other unknown or unpredictable factors also could harm HNI’s, Kimball’s or the combined company’s results.

All forward-looking statements attributable to HNI, Kimball, or the combined company, or persons acting on HNI’s or Kimball’s behalf, are expressly qualified in their entirety by the cautionary statements set forth above. Forward-looking statements speak only as of the date they are made and HNI and Kimball do not undertake or assume any obligation to update publicly any of these statements to reflect actual results, new information or future events, changes in assumptions, or changes in other factors affecting forward-looking statements, except to the extent required by applicable law. If HNI or Kimball update one or more forward-looking statements, no inference should be drawn that HNI or Kimball will make additional updates with respect to those or other forward-looking statements. Further information regarding HNI, Kimball and factors which could affect the forward-looking statements contained herein can be found in HNI’s Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q, and its other filings with the SEC, and in Kimball’s Annual Report on Form 10-K, its Quarterly Reports on Form 10-Q, and its other filings with the SEC.

No Offer or Solicitation

This communication is for informational purposes only and is not an offer to purchase, nor a solicitation of an offer to sell, subscribe for or buy any securities, nor the solicitation of any vote or approval in any jurisdiction pursuant to the proposed transactions or otherwise, nor shall there be any sale, issuance or transfer of securities in any jurisdiction in contravention of applicable law. No offer of securities shall be made except by means of a prospectus meeting the requirements of Section 10 of the Securities Act of 1933, as amended.

Additional Information About the Transaction and Where to Find It

In connection with the Transaction, HNI filed with the SEC a Registration Statement on Form S-4 on April 17, 2023 (as amended on April 19, 2023) to register the shares of HNI capital stock to be issued in connection with the Transaction. The Registration Statement includes a proxy statement of Kimball that also constitutes a prospectus of HNI. On April 27, 2023, the registration statement was declared effective by the SEC, and on April 28, 2023 HNI filed the definitive joint proxy statement/prospectus, and Kimball filed the definitive proxy statement, in connection with the proposed transaction with the SEC. Kimball commenced mailing the definitive proxy statement to its shareholders on April 28, 2023.

INVESTORS AND SECURITY HOLDERS ARE URGED TO READ THE REGISTRATION STATEMENT ON FORM S-4 AND THE JOINT PROXY STATEMENT/PROSPECTUS INCLUDED WITHIN THE REGISTRATION STATEMENT ON FORM S-4, AS WELL AS ANY OTHER RELEVANT DOCUMENTS FILED WITH THE SEC IN CONNECTION WITH THE TRANSACTION OR INCORPORATED BY REFERENCE INTO THE JOINT PROXY STATEMENT/PROSPECTUS, BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION REGARDING HNI, KIMBALL, THE TRANSACTION AND RELATED MATTERS.

Investors and security holders may obtain free copies of these documents and other documents filed with the SEC by HNI or Kimball through the website maintained by the SEC at http://www.sec.gov or from HNI at its website, www.hnicorp.com, or from Kimball at its website, www.kimballinternational.com.

Participants in the Solicitation

HNI, Kimball, and certain of their respective directors and executive officers may be deemed to be participants in the solicitation of proxies from the shareholders of Kimball in connection with the Transaction under the rules of the SEC. Information about the interests of the directors and executive officers of HNI and Kimball and other persons who may be deemed to be participants in the solicitation of shareholders of Kimball in connection with the Transaction and a description of their direct and indirect interests, by security holdings or otherwise, will be included in the joint proxy statement/prospectus related to the Transaction, which will be filed with the SEC. Additional information about HNI, the directors and executive officers of HNI and their ownership of HNI common stock is also set forth in the definitive proxy statement for HNI’s 2023 Annual Meeting of Shareholders, as filed with the SEC on Schedule 14A on March 21, 2023, and other documents subsequently filed by HNI with the SEC. Additional information about Kimball, the directors and executive officers of Kimball and their ownership of Kimball common stock can also be found in Kimball’s definitive proxy statement in connection with its 2022 Annual Meeting of Shareholders, as filed with the SEC on September 7, 2022, and other documents subsequently filed by Kimball with the SEC. Free copies of these documents may be obtained as described above.

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
We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
(b)Changes in internal control over financial reporting.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
There have been no additional material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022, except as follows:
Risks Related to the Merger

The merger is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete the merger in a timely manner or at all could have adverse effects on Kimball.

The completion of the merger is subject to a number of conditions, including, among others, the approval by Kimball shareholders of the adoption of the merger agreement, which make the completion and timing of the merger uncertain.

If the merger is not completed, Kimball’s ongoing business, financial condition, financial results and stock price may be materially adversely affected. Without realizing any of the benefits of having completed the merger, Kimball will be subject to a number of risks, including the following:

•	the market price of Kimball common stock could decline to the extent that the current market price reflects a market assumption that the transaction will be completed;
•	Kimball could owe a termination fee of $15,768,265 to HNI under certain circumstances relating to Kimball’s entry into an agreement for an alternative acquisition, a change in the recommendation of the Kimball Board with respect to the merger, or a breach by Kimball of certain provisions of the merger agreement such that the closing conditions in the merger agreement would not be satisfied;

•	if the merger agreement is terminated and the Kimball board of directors (the “Kimball Board”) seeks another business combination, Kimball shareholders cannot be certain that Kimball will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms that the other party has agreed to in the merger agreement;
•	time and resources committed by Kimball’s management to matters relating to the merger could otherwise have been devoted to pursuing other beneficial opportunities;
•	Kimball may experience negative reactions from the financial markets or from their customers, suppliers or employees;
•	Kimball will be required to pay their respective costs relating to the merger, such as legal, accounting, financial advisory and printing fees, whether or not the merger is completed; and
•	litigation related to any failure to complete the merger or related to any enforcement proceeding commenced against Kimball to perform it obligations pursuant to the merger agreement.
The materialization of any of these risks could adversely impact Kimball’s ongoing business, financial condition, financial results and stock price. Similarly, delays in the completion of the merger could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with uncertainty about completion of the merger.

The merger agreement contains provisions that limit Kimball’s ability to pursue alternatives to the merger, could discourage a potential competing acquiror of Kimball from making a favorable alternative transaction proposal and, in specified circumstances, could require Kimball to pay a termination fee to HNI.

The merger agreement contains certain provisions that restrict Kimball’s ability to solicit, discuss or enter into an agreement with respect to an acquisition proposal for Kimball. The Kimball Board is subject to restrictions on withdrawing, qualifying or modifying its recommendation to Kimball shareholders in favor of the merger and certain other related restrictions. In addition, HNI generally has an opportunity to offer to modify the terms of the transactions contemplated by the merger agreement in response to any third-party alternative acquisition proposal before the Kimball Board may withdraw or qualify its recommendation with respect to the merger-related proposal or otherwise terminate the merger agreement.

In some circumstances relating to Kimball’s entry into an agreement for an alternative transaction or a change in the recommendation of the Kimball Board with respect to the merger, upon termination of the merger agreement, Kimball will be required to pay a termination fee of $15,768,265 to HNI.

These provisions could discourage a potential third-party acquiror or merger partner that might have an interest in acquiring all or a significant portion of Kimball or pursuing an alternative transaction from considering or proposing such a transaction, even if it were prepared to pay consideration with a higher per share cash or market value than the per share cash or market value proposed to be received or realized in the merger. In particular, the termination fee, if applicable, could result in a potential third-party acquiror or merger partner proposing to pay a lower price to Kimball shareholders than it might otherwise have proposed to pay absent such a fee.

The merger consideration, including the exchange ratio, is fixed and will not be adjusted in the event of any change in either HNI’s or Kimball’s stock price. As such, Kimball shareholders cannot be sure of the value of the stock consideration they will receive in exchange for their shares of Kimball common stock in connection with the merger.

Upon completion of the merger, each share of Kimball common stock will be converted into the right to receive $9.00 in cash (as such amount of cash may potentially be adjusted in accordance with the terms of the merger agreement), without interest, and 0.1301 (as such amount may potentially be adjusted in accordance with the terms of the merger agreement) of a validly issued, fully paid and non-assessable share of HNI common stock. The foregoing exchange ratio is fixed and will not be adjusted to reflect changes in the stock price of either HNI or Kimball before the merger is complete. Due to the fixed exchange ratio, fluctuations in the price of HNI common stock will drive corresponding changes in the value of the merger consideration payable to each Kimball shareholder. As a result, changes in the price of HNI common stock prior to the completion of the merger will affect the market value that Kimball shareholders will become entitled to receive on the date of the closing of the merger. Stock price changes may result from a variety of factors (many of which are beyond HNI’s or Kimball’s control), including changes in HNI’s or Kimball’s respective business, operations and prospects.

The price of HNI common stock has fluctuated since the date the merger agreement, and may continue to change through the date of the special meeting and the date the merger is completed (which might be a significant period of time after the special meeting). These variations could result from changes in the business, operations or prospects of HNI or Kimball prior to or following the completion of the merger, regulatory considerations, general market and economic conditions and other factors both within and beyond the control of HNI or Kimball. At the time of the special meeting, Kimball shareholders will not know with certainty the value of the shares of HNI common stock that they will receive upon completion of the merger. Neither HNI nor Kimball is permitted to terminate the merger agreement solely because of changes in the market price of either company’s common stock.

Each party is subject to business uncertainties and contractual restrictions while the proposed merger is pending, which could adversely affect each party’s business and operations.

In connection with the pendency of the merger, it is possible that some customers, suppliers and other persons with whom HNI or Kimball has a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with HNI or Kimball, as the case may be, as a result of the merger or otherwise. Under the terms of the merger agreement, each of HNI and Kimball is subject to certain restrictions on the conduct of its respective business prior to completing the merger, which may adversely affect HNI’s ability to acquire assets or Kimball’s ability to execute certain of its business strategies, including, with respect to Kimball, the ability in certain cases to enter into or amend contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures.

Risks Relating to HNI After Completion of the Merger

HNI may not achieve the intended benefits of the merger, and the merger may disrupt its current plans or operations.

There can be no assurance that HNI will be able to successfully integrate Kimball’s assets or otherwise realize the expected benefits of the potential transaction (including operating and other cost synergies). Difficulties in integrating Kimball into HNI may result in HNI performing differently than expected, in operational challenges, in the failure to realize anticipated run-rate cost synergies and efficiencies in the expected time frame or at all, or in the difficulty or failure of utilizing available U.S. tax attributes, in which case the merger may not be accretive to earnings per share, may not improve HNI’s balance sheet position, may not enhance HNI’s ability to deliver and may not generate additional free cash flow due to reduced cash tax payments. The integration of the two companies may result in material challenges, including the diversion of HNI’s management’s attention from ongoing business concerns; retaining key management and other employees; retaining or attracting business and operational relationships; the possibility of faulty assumptions underlying expectations regarding the integration process and associated expenses; consolidating corporate and administrative infrastructures and eliminating duplicative operations; coordinating geographically separate organizations; unanticipated issues in integrating information technology, communications and other systems; as well as potential unknown liabilities, unforeseen expenses relating to integration, or delays associated with the acquisition.

The future results of HNI after the completion of the merger may be adversely impacted if HNI does not effectively manage its expanded operations following the completion of the merger.

Following the completion of the merger, the size of HNI’s business will be significantly larger than the current size of either HNI’s or Kimball’s respective businesses. HNI’s ability to successfully manage this expanded business will depend, in part, upon HNI’s management’s ability to design and implement strategic initiatives that address not only the integration of two independent stand-alone companies, but also the increased scale and scope of the combined business with its associated increased costs and complexity. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A share repurchase program authorized by the Board of Directors was announced on February 7, 2019. The program allows for the repurchase of up to two million shares of common stock and will remain in effect until all shares authorized have been repurchased. At March 31, 2023, 1.4 million shares remained available under the repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 1-January 31, 2023)	110,686	$7.14	110,686	1,406,849
Month #2 (February 1-February 28, 2023)	5,303	$7.46	5,303	1,401,546
Month #3 (March 1-March 31, 2023)	—	$—	—	1,401,546
Total	115,989	$7.15	115,989

Item 6. Exhibits
Exhibits (numbered in accordance with Item 601 of Regulation S-K)

2.1	Agreement and Plan of Merger, by and among HNI Corporation, Ozark Merger Sub, Inc. and Kimball International, Inc., dated as of March 7, 2023
3.1	Amendment to Amended and Restated By-Laws of Kimball International, Inc.
31.1	Certification filed by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification filed by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Kimball International, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 are formatted in Inline XBRL (eXtensible Business Reporting Language) and filed electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Shareholders’ Equity; and (vi) Notes to Condensed Consolidated Financial Statements

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIMBALL INTERNATIONAL, INC.

By:	/s/ KRISTINE L. JUSTER
Kristine L. Juster Chief Executive Officer
May 8, 2023

By:	/s/ TIMOTHY J. WOLFE
Timothy J. Wolfe Chief Financial Officer
May 8, 2023